Form 10-K
period 2009-12-31
Dehaier Medical Systems Ltd
filed 2010-03-31
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from             to             .

Commission File Number 001-34661

Dehaier Medical Systems Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Dehaier Medical Systems Limited

1223 Epoch Center

No. 31 Zi Zhu Yuan Road

Haidian District

Beijing 100089

People’s Republic of China

(Address of principal executive offices and zip code)

(8610) 5166-0080

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, $0.001 par value per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1) Yes  ☒    No  ☐    (2) Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the ordinary shares, $0.002731 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2009 was $0, as there were no Shares held by non-affiliates on such date, and the registrant’s Shares were not then publicly traded.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 3,000,000 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

This Form 10-K incorporates the registration statement filed with the Commission on November 12, 2009, as amended (file no. 333-163041) (the Registration Statement and prospectus contained therein (the “IPO Prospectus”). The Registration Statement and IPO Prospectus are incorporated by reference into Parts II and III of this Form 10-K.

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this annual report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

Examples of forward-looking statements include:

•	projections of revenue, earnings, capital structure and other financial items;

•	statements of our plans and objectives;

•	statements regarding the capabilities and capacities of our business operations;

•	statements of expected future economic performance; and

•	assumptions underlying statements regarding us or our business.

The ultimate correctness of these forward-looking statements depends upon a number of known and unknown risks and events. Many factors could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Consequently, you should not place undue reliance on these forward-looking statements.

The forward-looking statements speak only as of the date on which they are made, and, except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to update this forward-looking information. Nonetheless, the Company reserves the right to make such updates from time to time by press release, periodic report or other method of public disclosure without the need for specific reference to this Report. No such update shall be deemed to indicate that other statements not addressed by such update remain correct or create an obligation to provide any other updates.

PART I

Item 1.	Business.

The section of the Registration Statement and IPO Prospectus entitled “Our Business” is incorporated herein by reference.

Item 1A.	Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B.	Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2.	Properties.

The section of the Registration Statement and IPO Prospectus entitled “Description of Property” is incorporated herein by reference.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

Item 4.	(Removed and reserved.)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) None.

(b) Not applicable, as the Company’s registration statement was declared effective on March 26, 2010, after the end of its fiscal year. Accordingly, the Company had not received or applied any proceeds from the offering as of the end of the fiscal year.

(c) None.

Item 6.	Selected Financial Data.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those described herein.

Overview

We have been focused on the development and distribution of medical devices since our inception, and we began developing our respiratory and oxygen homecare business in 2006. We design, develop and market our branded products in China. We import the majority of the products and medical components we sell to our customers. We design and develop some of the medical components that are part of the branded products to be distributed. Some of these medical components are manufactured by contractors in China because we do not have a manufacturing facility. Most of our branded products we sell require light assembly.

In addition to our branded products, we also serve as a distributor of products designed and manufactured by other companies. We sell products from IMD (Italy), Timesco (UK), ResMed (Australia) and JMS (Japan).

We sell products primarily to distributors; however, we also sell products directly to hospitals, clinics and government health bureaus. We continually seek to broaden our market reach by introducing new and more advanced products and new product lines that address different end-user populations.

For the past two fiscal years ended December 31, 2008 and 2009, our total revenues amounted to approximately $9.41 million and $12.37 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts .We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the years ended December 31, 2008 and 2009 was $0.92 million and $2.67 million, respectively.

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) Medical Devices (ii) Respiratory and Oxygen Homecare Products and (iii) Technical Service Products. We are currently operating in one business segment for all of our products we distribute.

Medical Devices – Our Branded and Distributed Products

We derive revenues from our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, patient monitors and general hospital products. Our medical device line is our largest business line of products and has the most extensive market penetration of our three product lines. We anticipate that we will continue to experience revenue growth in our medical devices line as we further penetrate the market through the development and introduction of new advanced product offerings.

Respiratory and Oxygen Homecare Products – Our Branded and Distributed Products

We derive revenues in our respiratory and oxygen homecare line from sales of oxygen concentrators, CPAP devices, portable sleep screening and diagnostic devices and thermotherapy devices. We anticipate that, on a percentage basis, net revenues in our respiratory and oxygen homecare product line will increase more rapidly than total net revenues in the near term, as we introduce new and more advanced products in this product line. We expect to increase our market distribution in the respiratory and oxygen homecare market in China and to enter the international market through the use of distributors as well as through our direct sales platform.

Technical Service Products – Our Branded Products

We derive revenues in our technical service products line from sales of our air compressors and ventilator trolleys. We anticipate continued growth in revenues from our technical service products as we further penetrate this market by increasing the number of our distributors and maintaining a competitive pricing model.

Our ability to increase our revenues depends in large part on our ability to (i) increase the market penetration of our existing products, (ii) successfully identify, develop, introduce and commercialize, in a timely and cost-effective manner, new and upgraded products and (iii) enter into international markets in the future. Generally, we choose to devote our resources to product development efforts that we believe are commercially feasible, can generate significant revenues and margins and can be introduced into the market quickly.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the level of acceptance of our products among hospitals and other healthcare facilities;

•	our ability to attract and retain distributors, key customers and our direct sales force;

•	new product introductions by us and our competitors; and

•	Our ability to price our products at levels that provide favorable margins.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses decreased as a percentage of our total revenues for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to increased economies of scale and an increase in revenue. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total net revenues for the periods indicated.

	For the years ended December 31,
	2009		2008
	$	%	$	%
	(in thousands)		(in thousands)
Revenues	12,370	100.00	9,414	100.00

Costs and expenses
Cost of revenues	7,510	60.71	5,931	63.00
General and administrative expense	1,092	8.83	1,326	14.09
Selling expense	700	5.66	974	10.35

Total costs and expenses	9,302	75.20	8,231	87.44

Cost of revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, and other expenses associated with the assembly and distribution of product. While our costs of revenues may decrease as a percentage of our total revenues due to economics of scale, our total costs of revenues are expected to increase in absolute dollars as our revenues grow.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business. In addition, we expect to incur additional general and administrative expenses associated being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, expenses for promotional, advertising, travel and entertainment activities, lease payments for our sales offices, and depreciation expenses related to equipment used for sales and marketing activities. Going forward, we expect our selling expenses to increase, both on an absolute basis and as a percentage of revenue, as we increase our efforts to promote our products, especially our new respiratory and oxygen homecare products.

Tax Matters Applicable to Our Company

Generally

Dehaier is a tax-exempt company incorporated in the British Virgin Islands. BDL and BTL were incorporated in the PRC and are governed by PRC laws. DHK is subject to Hong Kong profits tax rate.

Our company pays PRC enterprise income taxes, value added taxes and business taxes in China for revenues from BDL and is governed by British Virgin Islands tax laws as to Dehaier.

British Virgin Islands Tax

We are exempt from all provisions of the Income Tax Act of the British Virgin Islands, including with respect to all dividends, interests, rents, royalties, compensation and other amounts payable by or to persons who are not resident in the British Virgin Islands. Capital gains realized with respect to any of our shares, debt obligations or other securities by persons who are not resident in the British Virgin Islands are also exempt from all provisions of the Income Tax Act of the British Virgin Islands. No estate, inheritance tax succession or gift tax rate, duty, levy or other charge is payable by persons who are not resident in the British Virgin Islands with respect to any of our shares, debt obligations, or other securities. No stamp duty is payable in the British Virgin Islands in relation to a transfer of shares in a British Virgin Islands Business Company.

PRC Enterprise Income Taxes

PRC enterprise income tax is calculated based on the Enterprise Income Tax Law (the “EIT Law”). Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the EIT Law rate over a five-year transition period starting from the date of effectiveness of the EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as our company, were adopted in January 2008.

Furthermore, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as a PRC resident enterprise, then such entity’s global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the EIT Law, payments from BDL to us may be subject to a withholding tax. The EIT Law currently provides for a withholding tax rate of 20%. If Dehaier is deemed to be a non-resident enterprise, then it will be subject to a withholding tax at the rate of 10% on any dividends paid by its Chinese subsidiaries to Dehaier. In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

The State Council issued the “Notice on Implementation of the Transition Period for Preferential Enterprise Income Tax,” or the “Transition Implementation Notice,” on December 26, 2007, which provides detailed rules on how preferential tax rates under previous income tax laws or regulations would transition to the uniform 25% EIT rate. In addition, entities that qualify as “high and new technology enterprises” will enjoy a 15% preferential tax rate under the EIT Law. The Ministry of Science and Technology, the Ministry of Finance and the State Administration of Taxation issued the “Measures on Qualification of High and New Technology Enterprises,” or “Circular 172,” on April 14, 2008, which provides detailed standards for “high and new technology enterprises.” In addition, according to the Notice on Prepayment of Enterprise Income Tax issued by the State Administration of Taxation, enterprises that have been certified as “high and new technology enterprises” shall pre-pay EIT at the rate of 25% temporarily until re-certified as “high and new technology enterprises” under Circular 172.

Under the current PRC laws, BDL and BTL are subject to EIT and VAT. BDL was classified as a high and new technology company and operates in an approved economic-technological development area. Given this classification, it was entitled to an EIT rate of 15%, compared to the statutory rate of 30% for most companies in China. This classification reduced BDL’s EIT rate by 50% to 7.5% for the three calendar years ended December 31, 2007, 2008 and 2009.

PRC Value Added Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, all entities and individuals that are engaged in the businesses of sales of goods, provision of repair and placement services and importation of goods into China are generally subject to a VAT at a rate of 17% (with the exception of certain goods which are subject to a rate of 13%) of the gross sales proceeds received, less any VAT already paid or borne by the taxpayer on the goods or services purchased by it and utilized in the production of goods or provisions of services that have generated the gross sales proceeds.

PRC Business Tax

Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 3% to 20% on revenue generated from providing services and income generated from the transfer of intangibles.

Critical Accounting Policies

Presentation in Accordance with US GAAP

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

Basis of Consolidation

The consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive officer, holds more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and non controlling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes Mr. Chen’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2009	2008
	$	$
Total current assets	240,195	392,431
Total assets	1,330,139	1,573,073
Total current liabilities	67,750	367,842
Total liabilities	67,750	367,842

The accounts of BTL are consolidated in the accompanying financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As a VIE, BTL’s revenues are included in the Company’s service income, and its income from operations is consolidated with the Company’s. Because of the arrangements, the Company had a pecuniary interest in BTL that requires consolidation of the Company’s and BTL’s financial statements.

On January 1, 2009, the Company adopted the transition rules within ASC 810-10-65, regarding accounting and reporting standards for the non-controlling interest in a subsidiary.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, impairment of long-lived assets and useful lives of property and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. Our company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which services are provided or goods are delivered. Our typical trade receivable terms vary based on the type of customer. We general require 100% prepayment before delivering our products to individual clients. Our contract terms general require 10%-30% prepayment for our hospital and healthcare center clients, and the trade receivable term in contracts for those clients is generally between 60 and 90 days. Our contract terms generally require 10% prepayment from our distributor clients, and the trade receivable term in contracts for those clients is generally between 60 and 180 days. With the exception of the prepayments we require in some cases, our company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts.

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired compared with collectability prior to such time. At December 31, 2009 and 2008, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

In 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures,” which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC 820-10-15-15-1A. Management elected the deferral option available for one year for nonfinancial assets and liabilities as permitted by ASC 820-10.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance.

Also in 2008, the Company decided not to elect the fair value option allowed by Financial Accounting Standards Board (“FASB”) ASC 825-10 for its financial assets and liabilities.

Inventory

Inventory is stated at the lower of cost or market and consists of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. At December 31, 2008, no reserve for obsolescence was considered necessary. At December 31, 2009, the reserve for obsolescence was $52,989, and the provision is included in the operating expenses in the consolidated statements of operations.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Management has determined no impairment exists at the balance sheet dates.

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

•	Persuasive evidence an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

•	The sales price is fixed or determinable; and,

•	Collectibility is reasonably assured.

All revenues are based on firm customer orders with fixed terms and conditions. Because the products are assembled to the customers’ specification, there is no right of return. The Company does not provide its customers with price protection or cash rebates. For products which include software, the software is an off-the-shelf package and an integral part of the products being delivered. The Company does not provide any significant post-sale customer support services and does not provide customers with upgrades. The software is incidental to the product as a whole. For products that do not require installation, revenues are recognized when the products are delivered. For products that require installation, revenues are recognized when the installation is completed.

For all service income, the Company recognizes the revenue upon the completion of the repairs when the equipment has been returned to and accepted by the customers.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Service Income and Expense

Service income and expense represents activities related to repairs and transportation services provided for the customers by BTL.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the Company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is awaiting resolution of certain complex tax issues and has not yet filed its 2008 and 2009 Value Added Tax (“VAT”) tax returns for some of its customers. However, all the potential VAT liabilities on these VAT returns were accrued and included in the accompanying consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of December 31, 2009 and 2008, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2009 and 2008, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

Results of Operations

Our limited operating history makes it difficult to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008.

Revenues

Our total revenues increased by 31.4% from $9.41 million for the fiscal year ended December 31, 2008 to $12.37 million for the fiscal year ended December 31, 2009. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. In addition, in 2009, we developed our distribution network in China, which led to greater market penetration and more robust growth for the year ended December 31, 2009.

Cost of Revenues

Our cost of revenues increased 26.62% from $5.93 million for the fiscal year ended December 31, 2008 to $7.51 million for the fiscal year ended December 31, 2009. Our cost of revenues grew in U.S. dollars as our revenues grew, but our gross margin increased largely because we were able to leverage a stronger relationship with an original equipment manufacturer, or OEM, supplier, and take advantage of economies of scale. We were able to purchase assembled products from this supplier for less than it would cost us to assemble them ourselves. As our business with this supplier grew, our gross margin subsequently increased.

Operating Expenses

Our operating expenses decreased by 20.75% from $2.41 million for the fiscal year ended December 31, 2008 to $1.91 million for the fiscal year ended December 31, 2009. This decrease was due to decrease in general and administrative and selling expenses, for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses decreased by 17.42% from $1.32 million for the fiscal year ended December 31, 2008 to $1.09 million for the fiscal year ended December 31, 2009. This decrease was largely because our professional expenses for the fiscal year ended December 31, 2008 were $0.31 million consisting primarily of audit fees relating to our 2006 and 2007 financial statements, compared with professional expenses for the same period in 2009 of $0.18 million. In addition, our meeting, entertainment and some miscellaneous expense decreased by about $0.10 million for the year ended December 31, 2009 compared with the fiscal year ended December 31, 2008.

However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion upon completion of this offering. Upon completion of this offering, we anticipate using a portion of the net proceeds to expand our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open new CECs (Customer Experience Center), in strengthen our market presence in China. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility. See “Our Business – Our Strategies.”

Operating Expenses—Selling Expense

Our selling expense decreased by 27.83% from $0.97 million for the fiscal year ended December 31, 2008 to $0.7 million for the fiscal year ended December 31, 2009.

Our selling expense primarily consists of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expense decreased in both U.S. dollars and as a percentage of our total net revenues for the fiscal year ended December 31, 2009, mainly due to exhibition expenses to promote our products both inside and outside China for the fiscal year ended December 31, 2008 that did not recur in 2009.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $3.35 million in 2009, compared to approximately $1.5 million in 2008. Operating income increased 123.33% largely due to the increase of revenues and gross profit margin.

Taxation

Our income tax expense was approximately $0.53 million in 2009, compared to approximately $0.42 million in 2008. Our taxable income increased primarily due to increased revenues while our tax rate decreased. In 2008, the income tax rate applicable for BDL is 25%. While in 2009, BDL successfully reapplied and obtained such high technology certification. As a result, BDL uses a 15% income tax rate to calculate the income tax expense in 2009.

Net Income

As a result of the foregoing, we had net income of approximately $2.73 million in 2009, compared to approximately $0.98 million in 2008. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $2.67 million and $0.92 million in 2009 and 2008, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have financed our operations primarily through cash flows from operations and short-term borrowings. As of December 31, 2009, we had approximately $1.15 million in cash and cash equivalents. As a result of the total cash activities, net cash increased from $282,603 on December 31, 2008 to $1,151,721 on December 31, 2009. We believe that our currently available working capital of $6,314,428, including cash of $1,151,721, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

We are in the process of repaying our loan from International and Commercial Bank of China (“ICBC”), and our final payment of RMB 6,000,000 in principal is due on May 20, 2010. We are relying on our projected cash flow for such repayment, and we believe that such projected cash flow will be sufficient to repay the ICBC loan as it becomes due. We do expect, however, that the repayment of the ICBC loan will significantly decrease our working capital and materially decrease our liquidity generally. We believe, however, that the completion of this offering is likely to mitigate this decreased liquidity, as we have allocated 25% of the offering proceeds to our working capital needs. If we are unable to complete this offering or if our cash flow is insufficient to repay the ICBC loan as it becomes due, we may seek to refinance the ICBC loan. If we are unable to do so on terms that are satisfactory to us or at all, then our liquidity and capital resources may be significantly harmed. See “Risk Factors – We may be unable to pay our bank loan as it becomes due” and “– Repayment of the ICBC loan may significantly reduce our working capital and harm our liquidity.”

Currently available working capital, especially cash, may not be sufficient to fund our anticipated expansion or to repay our ICBC loan as it becomes due. In order to meet the working capital needs for our anticipated expansion, we may take the following actions: (i) continue to improve our collection of accounts receivable; (ii) if necessary, raise additional capital through sale of equity; and (iii) enter into new, or refinance existing, short- and/or long-term commercial loans. We cannot assure you that financing will be available in the amounts we need or on terms acceptable to us, if at all. The sale of additional equity securities, including convertible debt securities, would dilute our shareholders. The incurrence of debt would divert cash from working capital and capital expenditures to service debt obligations and could result in operating and financial covenants that would restrict our operations and our ability to pay dividends to our shareholders. If we are unable to obtain additional equity or debt financing as required, our business, operations and prospects may suffer.

Operating Activities

Net cash provided by operating activities was $1,789,967 for the year ended December 31, 2009 as compared to $802,964 net cash used in operating activities for the same period in 2008. The cash generated from operating activities for the year ended December 31, 2009 was approximately $2.59 million more than 2008 primarily due to the following:

(i) Increase of $1,751,541 in net income. Our net income increased because of a growth in both sales volume and gross margin in 2009.

(ii) Increase of $803,887 in inventory. We have purchased more inventory in 2009 to meet expected demand for our products in the future.

(iii) Increase of $1,429,001 in accounts receivable. The increase in accounts receivable is attributable to the growth in our revenues.

(iv) Increase of $1,941,250 in taxes payable. The increase is due to an increase in VAT because of increased sales subject to VAT and an increase in EIT due to an increase in taxable income.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2009 was $914,517, compared to net cash used in investing activities of $637,811 for the year ended December 31, 2008. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2009 was nil mainly because we did not incur any new bank loan or other financing activities. Net cash provided by financing activities for the year ended December 31, 2008 totaled $231,948. The cash provided by financing activities for year ended December 31, 2008 was attributable to proceeds received from a bank loan.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2009:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$45,078	$45,078	—	—	—
Total	$45,078	$45,078	—	—	—

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facility. The leases are renewable subject to negotiation. Rent expense for the year ended December 31, 2009 and 2008 was $56,788 and $32,011, respectively. Rent expense paid to the spouse of the chief executive officer for the years ended December 31, 2009 and 2008 was $27,375 and $0, respectively.

Capital Expenditures

We made capital expenditures of approximately $0.92 million and $0.71 million in 2009 and 2008, respectively, representing 7.41%, 7.53%, of our total revenues, respectively. In the past, our capital expenditures were used to purchase machines for our assembly line. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recently Issued Accounting Standards

In June 2009, the FASB issued a statement establishing the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.

In June 2009, the FASB issued an amendment to its Interpretation, “Consolidation of Variable Interest Entities.” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under Accounting Standards Codification (ASC) Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after Dec. 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP are set forth following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T).	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter and year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

The section of the Registration Statement and IPO Prospectus entitled “Management” is incorporated herein by reference.

Regulation S-K Item 405:

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under 17 CFR 240.16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation referred to in paragraph (b)(1) of this section, the Company is not aware of any director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) during the most recent fiscal year or prior years.

Regulation S-K Item 406:

The Company has adopted a Code of Ethics and has filed a copy of the Code of Ethics with the Commission as an exhibit to the Registration Statement.

Regulation S-K Item 407(c)(3):

None.

Regulation S-K Item 407(d)(4) and (5):

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Yunxiang (Phil) Fan, Mr. Jimin (Peter) Zhuo and Mr. Bin Qiu. Mr. Zhuo qualifies as the audit committee financial expert. The Company’s audit committee charter has been filed as Exhibit 99.2 to this report and will be promptly made available on the Company’s website (www.chinadhr.com).

Item 11.	Executive Compensation.

The following table shows the annual compensation paid by us for the years ended December 31, 2008 and 2009 to Ping Chen, our principal executive officer. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Ping Chen,	2009	$28,400	$—	$—	$—	$28,400
Principal Executive Officer	2008	$27,000	$—	$—	$—	$27,000

The following chart shows the current salary of our principal executive officer, Mr. Chen, assuming the same exchange rate as applied in 2009. Mr. Chen’s employment agreement commenced on January 1, 2009 and is scheduled to expire on December 31, 2012, subject to extension with mutual agreement of Mr. Chen and our company. No other officer has a salary of more than $100,000.

Officer	Title	Annual Compensation
Ping Chen	Chairman & Chief Executive Officer (Principal Executive Officer)	$28,400

We have not granted any equity awards in 2009 or 2008.

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors are entitled to receive $2,000 per meeting for serving as directors and may receive option grants from our company. In addition, non-employee directors are entitled to receive compensation for their actual travel expenses for each Board of Directors meeting attended, up to a maximum of $6,000 per meeting or $12,000 per year.

Summary Director Compensation Table FY 2009

Name	Director fees earned or paid in cash	Total(1)
Ping Chen(2)	$0	$0
Zheng (Rita) Liu(2)	$0	$0
Yunxiang (Phil) Fan(3)	$0	$0
Jimin (Peter) Zhuo(3)	$0	$0
Bin Qiu(3)	$0	$0

(1)	None of the directors received any common share awards, option awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2009.
(2)	Mr. Chen and Ms. Liu received payment in their capacity as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company.
(3)	Messers. Fan, Zhuo and Qiu did not become directors until 2009 and did not receive any payment in 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	450,000

Principal Shareholders

The section of the Registration Statement and IPO Prospectus entitled “Principal Shareholders” is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The sections of the Registration Statement and IPO Prospectus entitled “Related Party Transactions” and “Management” are incorporated herein by reference.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years. Except as set forth in our discussion above, none of our directors or officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Item 14.	Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2009. Audit services provided by Friedman LLP for fiscal 2009 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2009 and 2008, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $120,000 and $90,000, respectively.

Audit Related Fees

During fiscal 2009 and 2008, the Company paid Friedman LLP $15,000 and $0, respectively, for audit-related services. These services consisted of assurance and related services that were reasonably related to the performance of the audit and reviews of our financial statements and are not included in “Audit Fees” above. The services provided by our accountants within this category consisted of advice relating to SEC matters and the filing of our registration statement and amendments thereto.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2009 and 2008.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2009 and 2008.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP, Inc. have been so approved.

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document
3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan(1)

10.2	Make Good Escrow Agreement(1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010(1)

10.5	Distribution agreement with IMD(1)

10.6	Distribution agreement with Timesco(1)

10.7	Translation of distribution agreement with JMS(1)

10.8	Distribution agreement with ResMed(1)

10.9	Translation of form of independent distributor agreement(1)

10.1	Translation of letter of credit agreement with ICBC(1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen(1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang(1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu(1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang(1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office(1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC(1)

10.18	Mortgage Contract between ICBC and BTL(1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.2	Description of oral loan contract between BTL and BDL(1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule(1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule(1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (2)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

March 31, 2010	By:	/s/ ZHENG (RITA) LIU
Zheng (Rita) Liu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PING CHEN	Chief Executive Officer and Director	March 31, 2010
Ping Chen	(Principal Executive Officer)

/s/ ZHENG (RITA) LIU	Chief Financial Officer (Principal Accounting and	March 31, 2010
Zheng (Rita) Liu	Financial Officer) and Director

Director
Yunxiang (Phil) Fan

Director
Jimin (Peter) Zhuo

/s/ BIN QIU	Director	March 31, 2010
Bin Qiu

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Dehaier Medical Systems Limited

We have audited the accompanying consolidated balance sheets of Dehaier Medical Systems Limited and Affiliate as of December 31, 2009 and 2008, and the consolidated related statements of operations, cash flows and shareholders’ equity for the years then ended. Dehaier Medical Systems Limited and Affiliate management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dehaier Medical Systems Limited and Affiliate as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 31, 2010

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	US$	US$
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,151,721	282,603
Accounts receivable, less allowance for doubtful accounts of $ 102,939 and $ 141,926	6,891,291	5,416,702
Other receivables	1,499,111	1,187,360
Prepaid expenses and other current assets	1,691,387	1,798,887
Inventory, net	2,326,126	1,575,228

Total current assets	13,559,636	10,260,780

Property and equipment, net	2,862,625	2,196,127
Intangible assets, net	—	36,525
Tax receivable	1,362,372	552,968

Total assets	17,784,633	13,046,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,464,770	1,465,740
Accounts payable	93,770	74,320
Advances from customers	174,253	230,394
Accrued expenses and other current liabilities	336,412	250,839
Taxes payable	4,993,387	3,052,137
Warranty obligation	178,755	158,065
Due to officer	3,861	969

Total current liabilities	7,245,208	5,232,464

Commitments and contingency

Shareholders’ equity
Preferred Stock Series A, $0.01 par value, 120,000 shares authorized, 120,000 shares issued and outstanding ( liquidation value of $1,200,000 )	—	1,200
Preferred Stock Series B, $0.01 par value, 380,000 shares authorized, 182,635 shares issued and outstanding ( liquidation value of $2,000,000 )	—	1,826
Common stock, $0.002731 par value, 18,307,038 shares authorized, 3,000,000 and 1,891,930 shares outstanding as of December 31, 2009 and 2008, respectively*	8,193	5,167
Additional paid-in capital	3,196,974	3,196,974
Retained earnings	5,298,742	2,624,771
Accumulated other comprehensive income	773,127	778,766

Total Dehaier Medical Systems Limited shareholders’ equity	9,277,036	6,608,704
Non-controlling interest	1,262,389	1,205,232

Total shareholders’ equity	10,539,425	7,813,936

Total liabilities and shareholders’ equity	17,784,633	13,046,400

*	The change in par value of common shares pursuant to the stock split was retroactively adjusted.

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
	US$	US$
Revenue	12,369,960	9,414,430

Cost of revenues	(7,510,718)	(5,931,087)

Gross profit	4,859,242	3,483,343
Service income	402,851	418,483
Service expense	(119,455)	(105,436)
General and administrative expense	(1,091,675)	(1,326,406)
Selling expense	(700,175)	(973,898)

Operating income	3,350,788	1,496,086
Financial expense ( including interest expense of $ 85,665 and $97,122)	(87,435)	(104,474)
Other income	—	4,071

Income before provision for income taxes and non-controlling interest	3,263,353	1,395,683
Provision for income taxes	(531,461)	(415,332)

Net income	2,731,892	980,351
Non-controlling interest in income	(57,921)	(62,331)

Net income attributable to Dehaier Medical Systems Limited	2,673,971	918,020

Earnings per share
-Basic	1.29	0.48
-Diluted	1.29	0.31

Weighted average number of common shares used in computation
-Basic	2,076,608	1,891,930
-Diluted	2,076,608	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Dehaier Medical Systems Limited										Non- controlling interest	Total
	Common stock		Preferred A		Preferred B		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Comprehensive income
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2008	1,891,930	5,167	120,000	1,200	182,635	1,826	3,196,974	1,706,751	398,581		1,067,859	6,378,358
Foreign currency translation									380,185	380,185	75,042	455,227
Net income								918,020		918,020	62,331	980,351

Comprehensive income										1,298,205

Balance as of December 31, 2008	1,891,930	5,167	120,000	1,200	182,635	1,826	3,196,974	2,624,771	778,766		1,205,232	7,813,936

On October 31, 2009, the Company has converted all preferred shares, 1 to 1 into common Shares	302,635	3,026	-120,000	-1,200	-182,635	-1,826
On October 31, 2009, the Company has approved and effectuated a 3.6614-for-1 split of its Common shares	805,435
Foreign currency translation									-5,639	-5,639	-764	-6,403
Net income								2,673,971		2,673,971	57,921	2,731,892

Comprehensive income										2,668,332

Balance as of December 31, 2009	3,000,000	8,193	—	—	—	—	3,196,974	5,298,742	773,127		1,262,389	10,539,425

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2009	2008
	US$	US$
Operating Activities
Net income	2,731,892	980,351
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	286,395	235,867
Provision for (recovery of) doubtful accounts	(45,588)	23,297
Provision for inventory obsolescence	52,989	—
Provision for warranty	20,690	59,102
Gain on sale of equipment	—	(3,324)
Changes in assets and liabilities:
Increase in accounts receivable	(1,429,001)	(2,269,896)
Decrease (increase) in prepayments and other current assets	107,500	(1,072,813)
Increase in other receivables	(311,751)	(648,474)
Decrease (increase) in inventory	(803,887)	701,882
Increase in tax receivable	(809,404)	(198,896)
Increase in accounts payable	19,450	25,425
(Decrease) increase in advances from customers	(56,141)	70,854
Increase in accrued expenses and other current liabilities	85,573	26,531
Increase in taxes payable	1,941,250	1,267,130

Net cash provided by (used in) operating activities	1,789,967	(802,964)

Investing Activities
Proceeds from sale of equipment	—	33,102
Capital expenditures and other additions	(917,419)	(708,580)
Proceeds from related parties	2,892	37,667

Net cash used in investing activities	(914,527)	(637,811)

Financing Activities
Proceeds from bank loans	—	231,948

Net cash provided by financing activities	—	231,948

Effect of exchange rate fluctuations on cash and cash equivalents	(6,322)	348,078

Net increase (decrease) in cash and cash equivalents	869,118	(860,749)
Cash and cash equivalents at beginning of year	282,603	1,143,352

Cash and cash equivalents at end of year	1,151,721	282,603

Supplemental cash flow information
Income tax paid	12,767	3,765
Interest paid	85,665	97,122

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRINCIPAL ACTIVITIES

Dehaier Medical Systems Limited (“Dehaier”) was incorporated in the British Virgin Islands in 2003 as a limited liability company. Dehaier distributes and provides after-sale services for medical equipment in China mainly through its majority-owned subsidiary Beijing Dehaier Medical Technology Co. Limited (“BDL”) and its affiliate Beijing Dehaier Technology Limited (“BTL”). On October 23, 2003, Dehaier established a wholly-owned subsidiary in Hong Kong, De-haier Medical System (Hong Kong) Limited (“DHK”), (collectively, the “Company”). Both BDL and BTL were incorporated in the People’s Republic of China (“PRC”). The Company distributes branded, proprietary medical equipment, such as sleep apnea machines, patient monitors, air compressors, and oxygen generators; moreover, standard product registration, product certification and quality management system have been established in the Company. ISO13485 industry standard has also already been passed. It also has the distribution rights for a number of international medical equipment suppliers for products including anesthesia equipment, patient monitors, mobile C-arm X-ray machines and other medical equipment accessories.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Basis of Consolidation

The consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive officer, holds more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. (see note 13). Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and noncontrolling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes Mr. Chen’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

The carrying amount and classification of BTL’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2009	2008
	US$	US$
Total current assets	240,195	392,431
Total assets	1,330,139	1,573,073
Total current liabilities	67,750	367,842
Total liabilities	67,750	367,842

The accounts of BTL are consolidated in the accompanying financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation”. As a VIE, BTL’s revenues are included in the Company’s service income, and its income from operations is consolidated with the Company’s. Because of the arrangements, the Company had a pecuniary interest in BTL that requires consolidation of the Company’s and BTL’s financial statements.

On January 1, 2009, the Company adopted the transition rules within ASC 810-10-65, regarding accounting and reporting standards for the non-controlling interest in a subsidiary.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, impairment of long-lived assets and useful lives of property and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $1,511,540 and $1,798,887 as of December 31, 2009 and 2008, respectively. Advances from customers were $174,253 and $230,394 as of December 31, 2009 and 2008, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

In 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC 820-10-15-15-1A. Management elected the deferral option available for one year for nonfinancial assets and liabilities as permitted by ASC-820-10.

On August 26, 2009, the FASB issued Accounting Standard Update (ASU) 2009-05, Measuring Liabilities at Fair Value, to clarify how entities should estimate the fair value of liabilities under the FASB ASC Topic 820, Fair Value Measurements and Disclosures. The amendments in ASU 2009-05 reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Therefore, preparers, investors, and other users of financial statements will have a better understanding of how the fair value of liabilities was measured, helping to improve consistency in the application of Topic 820. The FASB issued ASU 2009-05 as a result of expressed concern that there may be a lack of observable market information to measure the fair value of a liability. For example, in the hypothetical transfer of an asset subject to a restriction there will be no observable data available to measure the liability because it is restricted from being transferred. This guidance is effective for the first reporting period (including interim periods) beginning after issuance.

Also in 2008, the Company decided not to elect the fair value option prescribed by Financial Accounting Standards Board (“FASB”) ASC-825-10 for its financial assets and liabilities.

Inventory

Inventory is stated at the lower of cost or market and consists of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. At December 31, 2008, no reserve for obsolescence was considered necessary. At December 31, 2009, the reserve for obsolescence was $52,989, and the provision is included in the operating expenses in the consolidated statements of operations.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives:

Leasehold improvements	Shorter of the useful lives or the lease term
Building and land use rights	20-40 years
Machinery and equipment	10-15 years
Furniture and office equipment	5 years
Motor vehicles	5 years

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Intangible Assets

Intangible assets consist primarily of purchased technology rights with finite lives and are stated at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the estimated useful lives of these assets of 6 to 10 years and recognized in cost of revenues.

The Company reviews intangible assets for impairment in accordance with the provisions of ASC 360-10, “Impairment or Disposal of Long-Lived Assets.”

There was no impairment of intangible assets at the balance sheet dates. Although management believes the assumptions used in testing for impairment are reasonable, changes in any one of the assumptions could produce a significantly different result.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair market value of the asset, is recognized. Management has determined no impairment exists at the balance sheet dates.

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

*	Persuasive evidence of an arrangement exists;

*	Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

*	The sales price is fixed or determinable; and,

*	Collectibility is reasonably assured.

All revenues are based on firm customer orders with fixed terms and conditions. Because the products are assembled to the customers’ specification, there is no right of return. The Company does not provide its customers with price protection or cash rebates. For products which include software, the software is an off-the-shelf package and an integral part of the products being delivered. The Company does not provide any significant post-sale customer support services and does not provide customers with upgrades. The software is incidental to the product as a whole. For products that do not require installation, revenues are recognized when the products are delivered. For products that require installation, revenues are recognized when the installation is completed.

For all service income, the Company recognizes the revenue upon the completion of the repairs when the equipment has been returned to and accepted by the customers.

In the PRC, value added tax (VAT) of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

Cost of Revenues

Cost of revenues primarily includes wages to assemble parts and the costs of unassembled parts, handling charges, and other expenses associated with the assembly and distribution of product.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Service income and expense

Service income and expense represents activities related to repair and transportation service provided for the customers by BTL.

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and DHK are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). Dehaier’s functional currency is US dollars (“$”) while BDL and BTL maintain their accounts in Renminbi (“RMB”) and DHK maintains its currency in Hong Kong dollars (“HKD”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The foreign currency accounts of DHK, BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity in non-controlling interest.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The warranty obligation was $178,755, $158,065 at December 31, 2009 and 2008, respectively. Warranty expense for the years ended December 31, 2009 and 2008 was $120,587 and $150,382, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were $ 82,164 and $ 87,660 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $ 62,566 and $ 68,135 for the years ended December 31, 2009 and 2008 were included in the operating expenses in the consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $19,962 and $52,677 for the years ended December 31, 2009 and 2008, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Earnings Per Share

The Company follows the provisions of ASC 260-10, “Earnings Per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive.

The following table sets forth computation of basic and diluted weighted average share information:

	December 31,
	2009	2008
Weighted average number of common shares outstanding	2,076,608	1,891,930
Dilutive effect of convertible preferred shares	—	1,108,070
Weighted average number of common shares outstanding, assuming dilution	2,076,608	3,000,000

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Share-Based Payment Arrangement.” On December 7, 2009, the Company’s Board of Directors and shareholders have approved the creation of a share incentive plan to be implemented after the Company has completed its public offering. This plan will authorize the issuance of up to 10% of the number of shares outstanding after the Company has completed its public offering. Pursuant to the anticipated plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company will fair value share-based awards to be granted under the new plan. Accordingly, compensation will be measured on the grant date using appropriate valuation models.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009 and 2008, the Company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is awaiting resolution of certain complex tax issues and has not yet filed its 2008 and 2009 Value Added Tax (“VAT”) tax returns for some of its customers. However, all the potential VAT liabilities on these VAT returns were accrued and included in the accompanying consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of December 31, 2009 and 2008, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2009 and 2008, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES- continued

Recently Issued Accounting Standards

In June 2009, the FASB issued a statement establishing the FASB Accounting Standards Codification as the source of the authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date of this statement, all then existing non-SEC accounting and reporting standards were superseded.

In June 2009, the FASB issued an amendment to its Interpretation, “Consolidation of Variable Interest Entities.” The statement requires an entity to perform an analysis to determine whether the entity’s variable interest give it a controlling financial interest in a variable interest entity by rationalizing characteristics that would give it power to direct the activities of a variable interest entity and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement is effective for years beginning after November 15, 2009 and is not expected to have a material effect on the Company’s consolidated financial statements.

On January 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under Accounting Standards Codification (ASC) Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after Dec. 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Due from suppliers	111,489	251,697
Deposits for ongoing contracts	1,352,056	874,260
Staff advance	35,566	61,403

	1,499,111	1,187,360

4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Advances to suppliers	358,607	505,140
Prepayment for equipment purchase	1,152,933	1,293,747
Initial public offering expenses	102,500	—
Other prepaid expenses	77,347	—

	1,691,387	1,798,887

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Buildings	1,215,349	1,227,641
Land use rights	284,751	284,940
Plant and machinery	1,947,512	1,040,771
Automobiles	56,142	56,428
Office and computer equipment	290,183	267,125

	3,793,937	2,876,905

Less: Accumulated depreciation and amortization	(931,312)	(680,778)

Property and equipment, net	2,862,625	2,196,127

At December 31, 2009 and 2008, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB10,000,000 (US$1,464,770), RMB10,000,000((US$1,465,740), respectively (see Note 8).

Depreciation and amortization expense was $249,871 and $235,867, for the years ended December 31, 2009 and 2008, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. INTANGIBLE ASSETS, NET

Intangible assets consist of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Technology rights	182,623	182,623
Less: accumulated amortization	(182,623)	(146,098)

Intangible assets, net	—	36,525

Intangible assets represent technology rights relating to the anesthesia machines under the brand of Kontron. Amortization expense for each of the years ended December 31, 2009 and 2008 was $36,525.

7. TAX RECEIVABLE

Tax receivable consists of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Value added tax receivable	1,362,372	552,968

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of unassembled medical components of the Company’s product used in contract and production can be used to offset the VAT due on sales of the product.

The tax receivable as of December 31, 2009 and 2008 was $1,362,372, $552,968, respectively, which represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

8. SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the years ended December 31, 2009 and 2008 were 5.58% and 7.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On June 2, 2009, the bank renewed the Company’s credit line with payments due on November 20, 2009, March 20, 2010 and May 20, 2010 for RMB2,000,000, RMB3,000,000 and RMB5,000,000, respectively. On November 17, 2009, the bank and the Company agreed to a new payment schedule whereby on January 20, 2010, March 20, 2010 and May 20, 2010, RMB 1,000,000, RMB 4,000,000 and RMB 5,000,000 are due, respectively. On January 20, 2010, RMB 1,000,000 was paid.

On March 16, 2010, the bank and the Company negotiated (and on March 18, 2010 the bank and the Company executed) an amendment to the repayment schedule whereby on March 20, 2010 and May 20, 2010, RMB 3,000,000 and RMB 6,000,000 are due, respectively. On March 18, 2010, RMB 3,000,000 was paid.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other payables consist of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Accrued salaries and social welfare	167,684	153,952
Accrued expenses	19,042	19,054
Other payables, non-trade vendors	49,686	77,833
Deposit from customer	100,000	—

	336,412	250,839

10. TAXES PAYABLE

Taxes payable consists of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Value added tax	3,966,007	2,542,227
Enterprise income tax	1,023,058	504,445
Employee withholding taxes	3,226	3,777
Business tax	943	1,174
City construction tax	153	514

	4,993,387	3,052,137

11. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31, 2009	December 31, 2008
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	700,861	642,940
Accumulated other comprehensive income	177,317	178,081

	1,262,389	1,205,232

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms for one year. Future minimum lease payments under these leases at December 31, 2009, are as follows:

Year Ending December 31,	US$
2010	45,078

Rent expense for the year ended December 31, 2009 and 2008 was $ 56,788 and $ 32,011, respectively.

Rent expense paid to the spouse of the chief executive officer for the years ended December 31, 2009 and 2008 was $ 27,375 and $ 0，respectively.

On December 15, 2009, BTL agreed to lease its building to BDL free of any charges through September 24, 2010.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $124,000 and $88,000 as of December 31, 2009 and 2008, respectively, which have not been reflected in its consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHAREHOLDERS’ EQUITY

Common Shares

At December 31, 2008, the Company’s Memorandum and Articles of Association authorized share capital of US $50,000 comprised of 4,500,000 common shares and 500,000 Preferred Shares (120,000 shares of Series A Preferred Shares and 380,000 shares of Series B Preferred Shares) with US$0.01 par value.

On October 31, 2009, the board of directors approved a 3.6614-for-1 stock split of the Company’s common shares. Accordingly, all common share and per share information in the accompanying consolidated financial statements give retroactive effect to the stock split. Prior to the stock split, there were 516,722 common shares issued and outstanding at December 31, 2008. The authorized share capital remains at US$50,000.

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. That being equal to 40% of the maximum number of shares to be sold in an initial public offering (“IPO”) until such time as the Company files its Form 10-K with the Securities and Exchange Commission for the year ending December 31, 2010, or the termination of the IPO without closing, if earlier. The shares in escrow (Make-Good Shares) will be accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ending December 31, 2010 are less than $.80, the Company shall redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares will be returned to the founders. These shares are included as part of the calculation of the basic and diluted earning per share for all the periods presented in the accompanying consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. SHAREHOLDERS’ EQUITY- continued

Convertible Preferred Shares

In October 2003, the Company issued 120,000 Series A convertible preferred shares (“Series A Preferred Shares”) for total proceeds of $1,200,000.

During 2007, the Company issued in aggregate 182,635 Series B convertible preferred shares (“Series B Preferred Shares”) for total proceeds of $2,000,000.

Series A Preferred Shares and Series B Preferred Shares are collectively referred to as the “Preferred Shares”.

Preferred Shares have priority over the common stock “Ordinary Shares”. Certain rights, preferences and privileges of the Preferred Shares are listed below:

The holders of Preferred Shares are entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue.

Preferred Shares Series A and B have a liquidation preference of $10 and $10.95074 per share, respectively.

The holders of Preferred Shares are entitled to one vote for each share of common stock the Preferred Shares could be converted to.

Preferred Shares are non-redeemable.

On October 31, 2009, each share of preferred stock was converted into common shares on a 1-to-1 basis. In addition, all preferred shares in authorized capital on October 31, 2009, were re-designated as common shares.

Following is a pro-forma earnings per share calculation for the year ended December 31, 2008 giving effect to the conversion of all the outstanding preferred shares and the effect of the stock split:

December 31, 2008
US$
Basic earnings per share	0.31

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. INCOME TAXES

British Virgin Islands

Dehaier is a tax-exempt company incorporated in the British Virgin Islands. BDL and BTL were incorporated in the PRC and are governed by the PRC laws.

Hong Kong

DHK is subject to Hong Kong profits tax at a rate of 17.5% on its assessable profits. No Hong Kong profits tax has been provided as the Company did not have any taxable profit that was earned in or derived from Hong Kong during the years presented.

PRC

BDL is entitled to a preferential tax rate of 15% as a “high technology” company, and is entitled to a three-year exemption from income taxes commencing in 2004, followed by a 50% reduction in tax rates for the succeeding three years.

In May 2008, PRC issued new standards for “high technology” companies and required the Company to update their certification. Dehaier did not get the updated certification in 2008. On May 18, 2009, the State Tax of the Beijing Changping District issued “the Notice to Tax Affairs” (Tax Notice [2009]7013) to cancel “Approved to relief the Enterprise Income Tax” act. The tax rate for BDL is 25% in 2008.

PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for year ended December 31 2009.

BTL is entitled to a preferential tax rate of 15% as a “high technology” company, and is entitled to a three-year exemption from income taxes commencing in 2002, followed by a 50% reduction in tax rates for the succeeding three years. The tax rate for BTL is 25% in 2008 and 2009.

A reconciliation of income tax expense and the amount computed by applying the statutory income tax rate to the income before income tax provision is as follows:

	Year Ended December 31
	2009	2008
	US$	US$
Tax computed at statutory rate	531,461	415,332
Increase in income taxes resulting from temporary differences	—	—
Permanent differences	—	—

	531,461	415,332

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15. RELATED PARTY TRANSACTIONS

At December 31 2008, the amount due to an officer was $969 representing expenses paid by an officer of the Company. This amount was repaid in the first six months of 2009.

At December 31 2009, the amount due to an officer was $3,861 representing expenses paid by an officer of the Company.

16. CONCENTRATIONS

Major Customers

For the years ended December 31, 2009 and 2008, approximately 7% and 11%, respectively, of the Company’s revenues were to one customer.

At December 31, 2009 and 2008, receivables from four customers were approximately 9%, 8%, 8%, 7% and 17%, 13%, 11%, 10%, respectively.

Revenues

For the years ended December 31, 2009 and 2008, the Company’s three top selling products accounted, in the aggregate, for approximately 58 % and 65%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from China:

	For the years ended December 31,
	2009	2008
Products	US$	US$
Medical Devices	9,426,557	8,814,682
Technical Service	1,836,603	484,799
Respiratory and Oxygen Homecare	1,106,800	114,949

	12,369,960	9,414,430