Form 10-Q
period 2010-03-31
Dehaier Medical Systems Ltd
filed 2010-05-14
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission File Number 001-34661

Dehaier Medical Systems Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 908, East Plaza

No.15 West 4th Ring North Road

Haidian District, Beijing, 100195

People’s Republic of China

(Address of principal executive offices and zip code)

(8610) 5166-0080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐; and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 4,500,000 Shares.

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this quarterly report that constitute forward-looking statements. Forward-looking statements involve risks and uncertainties, such as statements about our plans, objectives, expectations, assumptions or future events. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “we believe,” “we intend,” “may,” “should,” “could” and similar expressions. These statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “our company,” and “our” refer to Dehaier Medical Systems Limited, a British Virgin Islands company. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

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

For the three month periods ended March 31, 2009 and 2010, our total revenues amounted to approximately $2.52 million and $2.64 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts .We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier was $0.33 million and $0.52 million for the three month periods ended March 31, 2009 and 2010, respectively.

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) Medical Devices (ii) Respiratory and Oxygen Homecare Products and (iii) Technical Service Products. We are currently operating in one business segment for all of our products we distribute.

Medical Devices – Our Branded and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, patient monitors and general hospital products. Our medical device line is our largest business line of products and has the most extensive market penetration of our three product lines. We anticipate that we will continue to experience revenue growth in our medical devices line as we further penetrate the market through the development and introduction of new advanced product offerings.

Respiratory and Oxygen Homecare Products – Our Branded and Distributed Products

We derive revenues in our respiratory and oxygen homecare line from sales of oxygen concentrators, CPAP devices, portable sleep screening and diagnostic devices and thermotherapy devices. We anticipate that, on a percentage basis, net revenues in our respiratory and oxygen homecare product line will increase more rapidly than total net revenues in the near term, as we introduce new and more advanced products in this product line. We expect to increase our market penetration in the respiratory and oxygen homecare market both in China and internationally through the use of distributors as well as through our direct sales platform.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses decreased as a percentage of our total revenues for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increased economies of scale and an increase in revenue. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total net revenues for the periods indicated.

	For the three months ended March 31,
	2010		2009
	$	%	$	%
	(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)
Revenues	2,641	100.00	2,524	100.00
Costs and expenses
Cost of revenues	1,667	63.12	1,587	62.88
General and administrative expense	223	8.44	338	13.39
Selling expense	168	6.36	200	7.92

Total costs and expenses	2,058	77.92	2,125	84.19

Cost of revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, and other expenses associated with the assembly and distribution of product. Our costs of revenues increased as a percentage of our total revenues due to economies of scale, and our total costs of revenues are expected to increase in absolute dollars as our revenues grow.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. More professional fees were expensed for the three months ended March 31, 2009 than for the three months ended March 31, 2010 in connection with the Company’s initial public offering. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business. In addition, we expect to incur additional general and administrative expenses associated with being a public company.

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

PRC Enterprise Income Taxes

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. According to the Foreign-invested Enterprises and Foreign Enterprises Income Tax Law (the “FIE Income Tax Law”) and the related implementing rules, both of which issued in 1991, foreign-invested enterprises established in China are generally subject to an income tax rate of 33% (consisting of 30% enterprise income tax and 3% local income tax). The FIE Income Tax Law and the related implementing rules provide certain favorable tax treatments to qualified foreign invested enterprises.

The FIE Income Tax Law was replaced by the Enterprise Income Tax Law (the “EIT Law”) as of January 1, 2008. Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State

Council, gradually become subject to the EIT Law rate over a five-year transition period starting from the date of effectiveness of the EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as our company, were adopted in January 2008.

Furthermore, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as a PRC resident enterprise, then such entity’s global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the EIT Law, payments from BDL to us may be subject to a withholding tax. The EIT Law currently provides for a withholding tax rate of 20%. If Dehaier is deemed to be a non-resident enterprise, then it will be subject to a withholding tax at the rate of 10% on any dividends paid by its Chinese subsidiaries to Dehaier. In practice, the tax authorities typically impose the withholding tax rate of 10% rate, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended March 31 2010 and 2009. And the tax rate for BTL is 25% in 2009 and 2010.

PRC Value Added Tax

Pursuant to the Provisional Regulation of China on Value Added Tax and its implementing rules, issued in December 1993, all entities and individuals that are engaged in the businesses of sales of goods, provision of repair and placement services and importation of goods into China are generally subject to a VAT at a rate of 17% (with the exception of certain goods which are subject to a rate of 13%) of the gross sales proceeds received, less any VAT already paid or borne by the taxpayer on the goods or services purchased by it and utilized in the production of goods or provisions of services that have generated the gross sales proceeds.

PRC Business Tax

Companies in China are generally subject to business tax and related surcharges by various local tax authorities at rates ranging from 3% to 20% on revenue generated from providing services and revenue generated from the transfer of intangibles.

Critical Accounting Policies

Presentation in Accordance with US GAAP

We have prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred stock was converted into a common share (see note 9 to the accompanying condensed consolidated financial statements). Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and noncontrolling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the chief executive officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the consolidated balance sheets are as follows:

	March 31, 2010	December 31, 2009
	US$ (Unaudited)	US$
Total current assets	313,200	240,195
Total assets	1,381,103	1,330,139
Total current liabilities	104,742	67,750
Total liabilities	104,742	67,750

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, useful lives of property and equipment and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. Our company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which services are provided or goods are delivered. Our typical trade receivable terms vary based on the type of customer. We general require 100% prepayment before delivering our products to individual clients. Our contract terms general require 10%-30% prepayment for our hospital and healthcare center clients, and the trade receivable term in contracts for those clients is generally between 60 and 90 days. Our contract terms general require 10% prepayment from our distributor clients, and the trade receivable term in contracts for those clients is generally between 60 and 180 days. With the exception of the prepayments we require in some cases, our company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts.

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired, compared with collectability prior to such time. At March 31, 2010 and December 31, 2009, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

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

In the PRC, a VAT rate of 17% of the invoice amount is collected in respect of the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of March 31, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

Recently Issued Accounting Standards

The Emerging Issues Task Force issued “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”, which is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, its current fair value). The net carrying amount shall be reclassified to noncontrolling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operation, or cash flow.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

Results of Operations

Our limited operating history makes it difficult to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenues

Our total revenues increased by approximately 5% from $2.52 million for the three months ended March 31, 2009 to $2.64 million for the three months ended March 31, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment.

Cost of Revenues

Our cost of revenues increased approximately 5% from $1.59 million for the three months ended March 31, 2009 to $1.67 million for the three months ended March 31, 2010. Our cost of revenues grew as our revenues grew.

Operating Expenses

Our operating expenses decreased by approximately 28% from $0.54 million for the three months ended March 31, 2009 to $0.39 million for the three months ended March 31, 2010. This decrease was due to decrease in general and administrative and selling expenses, for the reasons described below.

Operating Expenses–General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses decreased by approximately 33% from $0.34 million for the three months ended March 31, 2009 to $0.22 million for the three months ended March 31, 2010. This decrease was mainly because our professional expenses for the three months ended March 31, 2009 were $0.09 million consisting primarily of audit fees, where as the professional expenses for the same period in 2010 were IPO expenses and recorded as prepaid IPO expenses on our condensed consolidated balance sheet at March 31, 2010. In addition, at March 31, 2009, the reserve for obsolescence was approximately $0.05 million, and the provision is included in the operating expenses in the condensed consolidated statements of operations. At March 31, 2010, no further reserve for obsolescence was considered necessary.

However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion. We anticipate using a portion of the net proceeds of the IPO to expand our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open new CECs (Customer Experience Center) to strengthen our market presence in China. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility. See “Our Business – Our Strategies.”

Operating Expenses–Selling Expense

Our selling expense decreased by approximately 16% from $0.20 million for the three months ended March 31, 2009 to $0.17 million for the three months ended March 31, 2010.

Our selling expense primarily consists of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expense decreased in both U.S. dollars and as a percentage of our total net revenues three months ended March 31, 2010, mainly due spending less money in further strengthening the distribution network, because we had already built the distribution network in 2009.

However, we expect that our selling expenses will increase in the near term after our series of new products are introduced to the market. We tend to promote our new products by different advertising methods.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $0.65 million for the three months ended March 31, 2010, compared to approximately $0.46 million for the three months ended March 31, 2009. Operating income increased by approximately 41% largely due to the increase of revenues and decrease of general and administrative expense.

Taxation

Our income tax expense was approximately $0.09 million for the three months ended March 31, 2010, compared to approximately $0.08 million for the three months ended March 31, 2009. Our taxable income increased primarily due to increased operating income.

Net Income

As a result of the foregoing, we had net income of approximately $0.53 million for the three months ended March 31, 2010, compared to approximately $0.35 million for the three months ended March 31, 2009. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $0.52 million and $0.34 million for the three months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations and short-term borrowings. As of March 31, 2010, we had approximately $1.22 million in cash and cash equivalents. As a result of the total cash activities, net cash increased from $1,151,721 at December 31, 2009 to $1,222,933 at March 31, 2009. We believe that our currently available working capital of $6,746,378, including cash of $1,222,933, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

We are in the process of repaying our loan from ICBC (International and Commercial Bank of China), and our final payment of RMB 6,000,000 in principal is due on May 20, 2010. We are relying on our projected cash flow for such repayment, and we believe that such projected cash flow will be sufficient to repay the ICBC loan as it becomes due. We do expect, however, that the repayment of the ICBC loan will significantly decrease our working capital and materially decrease our liquidity.

Operating Activities

Net cash provided by operating activities was $663,988 for the three months ended March 31, 2010 as compared to $194,951 net cash provided by operating activities for the same period in 2009. The cash generated from operating activities for the three months ended March 31, 2010 was approximately $0.47 million more than the same period in 2009 primarily due to the following:

(i) Increase of $182,772 in net income. Our net income increased because of a growth in sales volume in 2010.

(ii) Decrease of $999,440 in accounts receivable. The decrease in accounts receivable is attributable to better collection on accounts receivable.

(iii) Decrease of $296,297 in accounts payable. The decrease in accounts payable is due to payments to suppliers.

(iv) Increase of $334,077 in prepaid expenses and other current assets. The increase is due to advances to suppliers for new products.

(v) Decrease of $58,120 in advances from customers. This is due to the realization of the sales during the quarter ended March 31, 2010.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 was $8,439, compared to net cash used in investing activities of $5,379 for the three months ended March 31, 2009. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 and 2009 was $585,764 and $295,060, respectively. The cash used in financing activities for the three months ended March 31, 2010 and 2009 was attributable to bank loan repayment schedule.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of March 31, 2010:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$284,042	$147,927	$136,115	—	—
Short-term Borrowings	879,006	879,006	—	—	—
Total	$1,163,048	$1,026,933	$136,115	—	—

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facility. The leases are renewable subject to negotiation. Rent expense for the three months ended March 31, 2010 and 2009 was $13,290 and $11,175, respectively. Rent expense paid to the spouse of the chief executive officer for the three months ended March 31, 2010 and 2009 was $7,472 and $4,981, respectively.

At March 31, 2010, short-term borrowings represents a loan payable to a bank which is due on May 20, 2010 for RMB 6,000,000 ($879,006).

Capital Expenditures

We made capital expenditures of approximately $4,578 and $4,410 for the three months ended March 31, 2010 and 2009, respectively, representing 0.17%, 0.17%, of our total revenues, respectively. In the past, our capital expenditures were used to purchase machines for our assembly line. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

The Emerging Issues Task Force issued “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”, which is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, its current fair value). The net carrying amount shall be reclassified to noncontrolling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06,”Improving Disclosures about Fair Value Measurements”(the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operation, or cash flow.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4/4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. For the purpose of improving management efficiency and effectiveness, the Company has completed a major part of the implementation of a new accounting and management information system using SAP Business One software. Our company is currently utilizing this new system.

As of March 31, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our Company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None. The Registrant completed the initial public offering of its shares on April 22, 2010, after the completion of the quarter ended March 31, 2010. Accordingly, the Registrant did not receive or spend any such proceeds during the quarter ended March 31, 2010.

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan(1)

10.2	Make Good Escrow Agreement(1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010(1)

10.5	Distribution agreement with IMD(1)

10.6	Distribution agreement with Timesco(1)

10.7	Translation of distribution agreement with JMS(1)

10.8	Distribution agreement with ResMed(1)

10.9	Translation of form of independent distributor agreement(1)

10.1	Translation of letter of credit agreement with ICBC(1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen(1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang(1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu(1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang(1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office(1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC(1)

10.18	Mortgage Contract between ICBC and BTL(1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.2	Description of oral loan contract between BTL and BDL(1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule(1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule(1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)
99.1	Code of Business Conduct and Ethics (1)
99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

May 14, 2010	By:	/S/ ZHENG (RITA) LIU
Zheng (Rita) Liu
Chief Financial Officer
(Principal Financial and Accounting Officer)

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	US$	US$
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,222,933	1,151,721
Accounts receivable, less allowance for doubtful accounts of $ 102,956 and $ 102,939	7,138,891	6,891,291
Other receivables	1,624,819	1,499,111
Prepaid expenses and other current assets	1,392,455	1,691,387
Inventory, net	2,404,842	2,326,126

Total current assets	13,783,940	13,559,636

Property and equipment, net	2,781,904	2,862,625
Tax receivable	1,546,962	1,362,372

Total assets	18,112,806	17,784,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	879,006	1,464,770
Accounts payable	64,233	93,770
Advances from customers	164,955	174,253
Accrued expenses and other current liabilities	375,023	336,412
Taxes payable	5,375,561	4,993,387
Warranty obligation	178,784	178,755
Due to officer	—	3,861

Total current liabilities	7,037,562	7,245,208

Commitments and contingency

Shareholders’ equity
Common stock, $0.002731 par value, 18,307,038 shares authorized, 3,000,000 shares issued and outstanding	8,193	8,193
Additional paid-in capital	3,196,974	3,196,974
Retained earnings	5,818,953	5,298,742
Accumulated other comprehensive income	774,763	773,127

Total Dehaier Medical Systems Limited shareholders’ equity	9,798,883	9,277,036
Non-controlling interest	1,276,361	1,262,389

Total shareholders’ equity	11,075,244	10,539,425

Total liabilities and shareholders’ equity	18,112,806	17,784,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2010	2009
	US$	US$
Revenue	2,641,089	2,524,284

Cost of revenues	(1,666,718)	(1,587,488)

Gross profit	974,371	936,796
Service income	93,067	99,235
Service expense	(28,021)	(37,268)
General and administrative expense	(223,385)	(337,566)
Selling expense	(167,851)	(200,429)

Operating income	648,181	460,768
Financial expense (including interest expense of $18,828 and $28,365)	(19,326)	(28,956)

Income before provision for income taxes and non-controlling interest	628,855	431,812

Provision for income taxes	(94,883)	(80,612)

Net income	533,972	351,200

Non-controlling interest in income	(13,761)	(13,344)

Net income attributable to Dehaier Medical Systems Limited	520,211	337,856

Earnings per share
-Basic	0.17	0.18
-Diluted	0.17	0.11

Weighted average number of common shares used in computation
-Basic	3,000,000	1,891,930
-Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2010	2009
	US$	US$
Operating Activities

Net income	533,972	351,200
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85,750	69,758
Provision for inventory obsolescence	—	52,917
Provision for warranty	—	18,534
Changes in assets and liabilities:
Increase in accounts receivable	(247,601)	(1,247,041)
Decrease in prepayments and other current assets	298,932	633,009
Increase in other receivables	(125,708)	(100,682)
Increase in inventory	(78,717)	(106,480)
Increase in tax receivable	(184,590)	(152,567)
(Decrease) increase in accounts payable	(29,537)	293,340
(Decrease) increase in advances from customers	(9,298)	48,822
Increase in accrued expenses and other current liabilities	38,611	2,890
Increase in tax payable	382,174	331,251

Net cash provided by operating activities	663,988	194,951

Investing Activities
Capital expenditures and other additions	(4,578)	(4,410)
Advance to related parties	(3,861)	(969)

Net cash used in investing activities	(8,439)	(5,379)

Financing Activities
Repayment of Bank loan	(585,764)	(295,060)

Net cash used in financing activities	(585,764)	(295,060)

Effect of exchange rate fluctuations on cash and cash equivalents	1,427	(8,830)

Net increase (decrease) in cash and cash equivalents	71,212	(114,318)

Cash and cash equivalents at beginning of period	1,151,721	282,603

Cash and cash equivalents at end of period	1,222,933	168,285

Supplemental cash flow information
Income tax paid	1,616	160
Interest paid	18,828	28,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (the “Annual Report”).

Basis of Consolidation

The consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share (see note 9). Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and noncontrolling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the chief executive officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2010	December 31, 2009
	US$	US$
	(unaudited)
Total current assets	313,200	240,195
Total assets	1,381,103	1,330,139
Total current liabilities	104,742	67,750
Total liabilities	104,742	67,750

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, impairment of long-lived assets and useful lives of property and equipment. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that an allowance of $102,956 and $102,939 was required at March 31, 2010 and December 31, 2009, respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $1,094,874 and $1,511,540 as of March 31, 2010 and December, 31 2009, respectively, which were included in prepaid expenses and other current assets. Advances from customers were $164,955 and $174,253 as of March 31, 2010 and December, 31 2009, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Inventory

Inventory is stated at the lower of cost or market and consists of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. At December 31, 2009, the reserve for obsolescence was $52,989, and the provision is included in the operating expenses in the condensed consolidated statements of operations. At March 31, 2010, reserve for obsolescence was $ 52,989.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

•	The sales price is fixed or determinable; and,

•	Collectibility is reasonably assured.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $178,784, $178,755 at March 31, 2010 and December 31, 2009, respectively. Warranty expense for the three months ended March 31, 2010 and 2009 was $25,020 and $27,365, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were $ 5,784 and $ 3,132 for the three months ended March 31, 2010 and 2009, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $ 10,909 and $ 9,890 for the three months ended March 31, 2010 and 2009 were included in the operating expenses in the condensed consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $15,677 and $5,824 for the three months ended March 31, 2010 and 2009, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

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

The following table sets forth computation of basic and diluted weighted average share information:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Weighted average number of common shares outstanding	3,000,000	1,891,930
Dilutive effect of convertible preferred shares	—	1,108,070
Weighted average number of common shares outstanding, assuming dilution	3,000,000	3,000,000

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

In connection with the initial public offering of the Company’s common stock on April 21, 2010, 150,000 warrants were issued to the placement agent as part of its compensation. Each warrant has the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. The fair value of these warrants, which was netted against the proceeds from the initial public offering, totaled $270,000. This estimate was based on FINRA Rule 5110(e) “Valuation of Non-Cash Compensation.”

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of March 31, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Recently Issued Accounting Standards

The Emerging Issues Task Force issued “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary”, which is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted. The consensus shall be applied to outstanding instruments as of the beginning of the fiscal year in which this Issue is initially applied. The fair value of an outstanding instrument that was previously classified as an asset or liability shall become its net carrying amount at that date (that is, its current fair value). The net carrying amount shall be reclassified to noncontrolling interest. Gains or losses recorded during the period that the instrument was classified as an asset or liability shall not be reversed. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In April 2010, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13. This Update addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. Topic 718 is amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. The adoption of this pronouncement did not have a material impact in the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosure about Fair Value Measurements.” In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06,”Improving Disclosures about Fair Value Measurements”(the “Update”). The Update provides amendments to FASB Accounting Standards Codification (“ASC”) 820-10 that require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition the Update requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The disclosures related to Level 1 and Level 2 fair value measurements are effective for us in 2011. The Update requires new disclosures only, and will have no impact on our consolidated financial position, results of operation, or cash flow.

In June 2009 the FASB issued an amendment to ASC 810-10. This amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. The adoption of ASC 810-10 did not have a material impact on the Company’s consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
	US$	US$
	(unaudited)
Buildings	1,215,548	1,215,349
Land use rights	284,798	284,751
Plant and machinery	1,950,946	1,947,512
Automobiles	56,152	56,142
Office and computer equipment	291,695	290,183

	3,799,139	3,793,937

Less: Accumulated depreciation and amortization	(1,017,235)	(931,312)

Property and equipment, net	2,781,904	2,862,625

At March 31, 2010 and December 31, 2009, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB 6,000,000 (US$ 879,006), RMB 10,000,000((US$ 1,464,770), respectively (see Note 5).

Depreciation and amortization expense was $85,750 and $69,758, for the three months ended March 31, 2010 and 2009, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

4. TAX RECEIVABLE

Tax receivable consists of the following:

	March 31, 2010	December 31, 2009
	US$	US$
	(unaudited)
Value added tax receivable	1,546,962	1,362,372

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

The tax receivable as of March 31, 2010 and December 31, 2009 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the years ended December 31, 2009 and 2008 were 5.58% and 7.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 3) and guaranteed by BDL and an officer of the Company.

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

6. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31, 2010	December 31, 2009
	US$	US$
	(unaudited)
Original paid-in capital	384,211	384,211
Retained Earnings	714,622	700,861
Accumulated other comprehensive income	177,528	177,317

	1,276,361	1,262,389

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms for one year. Future minimum lease payments under these leases at March 31, 2010, are as follows:

Year Ending March 31,	US$
(Unaudited)
2011	127,516
2012	113,700

Total minimum lease payments	241,216

Rent expense for the three months ended March 31, 2010 and 2009 was $13,290 and $11,175, respectively.

Rent expense paid to the spouse of the chief executive officer for the three months ended March 31, 2010 and 2009 was $7,472 and $4,981, respectively.

On December 15, 2009, BTL agreed to lease its building to BDL free of any charges through September 24, 2010.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $88,000 as of March 31, 2010, which have not been reflected in its condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. SHAREHOLDERS’ EQUITY

Common Shares

At December 31, 2008, the Company’s Memorandum and Articles of Association authorized share capital of $50,000 comprised of 4,500,000 common shares and 500,000 Preferred Shares (120,000 shares of Series A Preferred Shares and 380,000 shares of Series B Preferred Shares) with $0.01 par value.

On October 31, 2009, the board of directors approved a 3.6614-for-1 stock split of the Company’s common shares. Accordingly, all common share and per share information in the accompanying condensed consolidated financial statements give retroactive effect to the stock split. Prior to the stock split, there were 516,722 common shares issued and outstanding at December 31, 2008. The authorized share capital remains at $50,000.

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equal 40% of the maximum number of shares sold in the initial public offering (“IPO”). The shares will remain in escrow until such time as the Company files its Form 10-K with the Securities and Exchange Commission for the year ending December 31, 2010. The shares in escrow (Make-Good Shares) are accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ending December 31, 2010 are less than $0.80, the Company shall redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares will be returned to the founders. These shares are included as part of the calculation of the basic and diluted earnings per share for the three months ended March 31, 2009 and 2010 in the accompanying condensed consolidated financial statements.

The Company completed its Initial Public Offering (IPO) on April 22, 2010 and is listed on Nasdaq Capital Market. On April 22, 2010, the Company sold 1,500,000 common shares at $8.00 per share for $ 12,000,000 before the IPO costs. The total outstanding common shares at April 22, 2010 were 4,500,000.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SHAREHOLDERS’ EQUITY-continued

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

Preferred Shares Series A and B have a liquidation preference of $10.00 and $10.95074 per share, respectively.

The holders of Preferred Shares are entitled to one vote for each share of common stock into which the Preferred Shares could be converted.

Preferred Shares are non-redeemable.

On October 31, 2009, each share of preferred stock was converted into common shares on a 1-to-1 basis. In addition, all preferred shares in authorized capital on October 31, 2009, were re-designated as common shares.

Following is a pro-forma earnings per share calculation for the three months ended March 31, 2009 giving effect to the conversion of all the outstanding preferred shares and the effect of the stock split:

March 31, 2009
US$
(unaudited)
Basic earnings per share	0.11

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SHAREHOLDERS’ EQUITY-continued

Statutory Surplus Reserves

A PRC company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s registered capital.

The statutory surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital.

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of March 31, 2010, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the three months ended March 31, 2010, statutory surplus reserve activity was as follows:

US$
Balance – December 31, 2009	70,086
Addition to statutory reserves	1,556

Balance – March 31, 2010 (unaudited)	71,642

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended March 31, 2010 and 2009.

The tax rate for BTL is 25% in 2009 and 2010.

A reconciliation of income tax expense and the amount computed by applying the statutory income tax rate to the income before income tax provision is as follows:

	For the three months ended March 31,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Tax computed at statutory rate	94,883	80,612
Increase in income taxes resulting from temporary differences	—	—
Permanent differences	—	—

	94,883	80,612

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. RELATED PARTY TRANSACTIONS

At December 31, 2009, the amount due to an officer of $3,861 represents expenses paid by an officer of the Company. This amount was repaid in the first three months of 2010.

12. CONCENTRATIONS

Major Customers

For the three months ended March 31, 2010 and 2009, approximately 17% and 22%, respectively, of the Company’s revenues were to one customer.

At March 31, 2010 and 2009, receivables from four customers were approximately 9%, 8%, 8%, 7% and 10%, 9%, 8%, 8%, respectively.

Revenues

For the three months ended March 31, 2010 and 2009, the Company’s three top selling products accounted, in the aggregate, for approximately 61% and 60%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from China:

	For the three months ended March 31,
	2010	2009
	US$	US$
	(unaudited)	(unaudited)
Products
Medical Devices	1,864,222	1,890,094
Technical Service	411,112	385,899
Respiratory and Oxygen Homecare	365,755	248,291

	2,641,089	2,524,284