Form 10-Q
period 2010-06-30
Dehaier Medical Systems Ltd
filed 2010-08-13
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

No. 15 West 4th Ring North Road

Haidian District, Beijing, 100195

People’s Republic of China

(Address of principal executive offices and zip code)

(8610) 5166-0080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐; and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

2

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

The forward-looking statements speak only as of the date on which they are made, and, except as required by law; we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

For the six months ended June 30, 2009 and 2010, our total revenues amounted to approximately $5.83 million and $7.47 million, respectively. For the three month periods ended June 30, 2009 and 2010, our total revenues amounted to approximately $3.31 million and $4.83 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier was $1.08 million and $1.66 million for the six month periods ended June 30, 2009 and 2010, respectively, and $0.71 million and $1.11 million for the three month periods ended June 30, 2009 and 2010, respectively,

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) Medical Devices (ii) Respiratory and Oxygen Homecare Products and (iii) Technical Service Products. We are currently operating in one business segment for all of our products we distribute.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses decreased as a percentage of our total revenues for the six and three month periods ended June 30, 2010 compared to the same periods in 2009 primarily due to increased economies of scale and an increase in revenue. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total net revenues for the periods indicated.

	For the six months ended June 30,				For the three months ended June 30,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
	(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)
Revenues	7,472	100.00	5,834	100.00	4,831	100.00	3,310	100.00

Costs and expenses
Cost of revenues	4,578	61.27	3,587	61.48	2,911	60.26	1,999	60.39
General and administrative expense	520	6.96	629	10.78	297	6.15	291	8.79
Selling expense	483	6.46	392	6.72	315	6.52	191	5.77

Total costs and expenses	5,581	74.69	4,608	78.98	3,523	72.93	2,481	74.95

Cost of revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, and other expenses associated with the assembly and distribution of our products. While our costs of revenues may decrease as a percentage of our total revenues due to economies of scale, our total costs of revenues are expected to increase in absolute dollars as our revenues grow.

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

Tax Matters Applicable to Our Company

Generally

We are a tax-exempt company incorporated in the British Virgin Islands. Beijing Dehaier Medical Technology Co. Limited (“BDL”) and Beijing Dehaier Technology Limited (“BTL”) were incorporated in the PRC and are governed by PRC laws. De-haier Medical System (Hong Kong) Limited (“DHK”) is subject to Hong Kong profits tax rate.

Our company is governed by British Virgin Islands tax laws, but pays PRC enterprise income taxes, VAT and business taxes in China for revenues from BDL.

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

PRC Enterprise Income Taxes

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. According to the Foreign-invested Enterprises and Foreign Enterprises Income Tax Law (the “FIE Income Tax Law”) and the related implementing rules, both of which were issued in 1991, foreign-invested enterprises established in China are generally subject to an income tax rate of 33% (consisting of 30% enterprise income tax and 3% local income tax). The FIE Income Tax Law and the related implementing rules provide certain favorable tax treatments to qualified foreign invested enterprises.

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

Furthermore, under the EIT Law, an enterprise established outside of the PRC with “de facto management bodies” within the PRC is considered a resident enterprise and will normally be subject to the enterprise income tax at the rate of 25% on its global income. If the PRC tax authorities subsequently determine that we or any of our non-PRC subsidiaries should be classified as a PRC resident enterprise, then such entity’s global income will be subject to PRC income tax at a tax rate of 25%. In addition, under the EIT Law, payments from BDL to us may be subject to a withholding tax. The EIT Law currently provides for a withholding tax rate of 20%. If we are deemed to be a non-resident enterprise, then we will be subject to a withholding tax at the rate of 10% on any dividends paid by our Chinese subsidiaries to us. In practice, the tax authorities typically impose the withholding tax rate of 10%, as prescribed in the implementation regulations; however, there can be no guarantee that this practice will continue as more guidance is provided by relevant government authorities. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the corresponding tax impact.

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

Under the current PRC laws, the PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended June 30, 2010 and 2009. And the tax rate for BTL is 25% in 2009 and 2010.

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

Critical Accounting Policies

Presentation in Accordance with US GAAP

We prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of our company, BDL, our majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of the Company, BDL and BTL. BTL is a variable interest entity (“VIE”), and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. The Company has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. The Company, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because our Chief Executive Officer held more than 50% of the voting ownership interest of each of the Company, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and noncontrolling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

On October 31, 2009, BDL reconsidered whether it was the primary beneficiary of BTL when our preferred stock was converted into common shares. While such conversion dilutes the Chief Executive Officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the consolidated balance sheets are as follows:

	June 30, 2010	December 31, 2009
	US$ (Unaudited)	US$
Total current assets	370,129	240,195
Total assets	1,422,666	1,330,139
Total current liabilities	141,740	67,750
Total liabilities	141,740	67,750

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts and impairment of long-lived assets. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. Our company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which services are provided or goods are delivered. Our typical trade receivable terms vary based on the type of customer. We generally require 100% prepayment before delivering our products to individual clients. Our contract terms generally require 10%-30% prepayment for our hospital and healthcare center clients, and the trade receivable term in contracts for those clients is generally between 60 and 90 days. Our contract terms generally require 10% prepayment from our distributor clients, and the trade receivable term in contracts for those clients is generally between 60 and 180 days. With the exception of the prepayments we require in some cases, our company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts.

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired, compared with collectability prior to such time. At June 30, 2010 and December 31, 2009, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

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

During the three months ended June 30, 2010, the Company adopted the provisions of ASC topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company during this period when warrants were issued in connection with the Company’s initial public offering (“IPO”). Such warrants are indexed to the Company’s common shares, which are traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations.

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventories annually for possible obsolete goods and to determine if any reserves are necessary.

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

In the PRC, a VAT rate of 17% of the invoice amount is collected with respect to the sales of goods on behalf of tax authorities. The VAT collected is not revenue of the Company; instead, the amount is recorded as a liability on the balance sheet until such VAT is paid to the authorities.

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

Value Added Tax

The Company reports revenues net of the PRC’s VAT for all the periods presented in the consolidated statements of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is awaiting resolution of certain complex tax issues and has not yet filed its 2008 and 2009 VAT returns for some of its customers. However, all the potential VAT liabilities on these VAT returns were accrued and included in the accompanying consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of June 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations.

Results of Operations

Our limited operating history makes it difficult to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenues

Our total revenues increased by approximately 28% from $5.83 million for the six months ended June 30, 2009 to $7.47 million for the six months ended June 30, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We also signed Exclusive Distribution Agreements with Penlon, HEYER, and Welch Allyn, expanding our product lines in 2010, and contributing to our revenue growth.

Cost of Revenues

Our cost of revenues increased approximately 28% from $3.59 million for the six months ended June 30, 2009 to $4.58 million for the six months ended June 30, 2010. Our cost of revenues grew as our revenues grew.

Operating Expenses

Our operating expenses for the six months ended June 30, 2010 remained constant at about $1 million, which is the same as that of the same period in 2009 for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses decreased by approximately 17% from $0.63 million for the six months ended June 30, 2009 to $0.52 million for the six months ended June 30, 2010. This decrease was largely because our professional expenses of $0.09 million for the three months ended March 31, 2009 consisted primarily of audit fees, whereas our professional expenses for the same period in 2010 were classified as IPO expenses and recorded as prepaid IPO expenses included in the balance sheet and were subsequently recorded in the additional paid in capital after we completed our IPO. In addition, at June 30, 2009, the reserve for obsolescence was $0.05 million, and the provision was included in the operating expenses in the consolidated statements of operations. At June 30, 2010, no further reserve for obsolescence was considered necessary.

However, we expect that our general and administration expenses will increase in the near term as a result of Sarbanes-Oxley Section 404 compliance and business expansion now that we are a public company. We anticipate using a portion of the net proceeds from our IPO to expand our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open new CECs (Customer Experience Center), to strengthen our market presence in China. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Expenses—Selling Expense

Our selling expense increased approximately 24% from $0.39 million for the six months ended June 30, 2009 to $0.48 million for the six months ended June 30, 2010.

Our selling expense primarily consists of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expense increased for the six months ended June 30, 2010, mainly due to an increase in the size of our sales staff to further strengthen our distribution network in the second quarter of 2010. We also participated in several medical exhibitions in and outside of China to network with our old and new customers.

We expect that our selling expenses will increase in the near term after our series of new products are introduced in the market. We tend to promote our new products by different advertising methods.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $2 million for the six months ended June 30, 2010, compared to approximately $1.35 million for the six months ended June 30, 2009. Operating income increased approximately 49% largely due to the increase of revenues and lower general and administrative expenses.

Taxation

Our income tax expense was approximately $0.30 million for the six months ended June 30, 2010, compared to approximately $0.23 million for the six months ended June 30, 2009. Our taxable income increased primarily due to increased taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.67 million for the six months ended June 30, 2010, compared to approximately $1.08 million for the six months ended June 30, 2009. After deduction of non-controlling interest in income, net income attributable to the Company was approximately $1.66 million and $1.05 million for the six months ended June 30, 2010 and 2009, respectively.

Three Months Ended June, 2010 Compared to Three Months Ended June 30, 2009

Revenues

Our total revenues increased by approximately 46% from $3.31 million for the three months ended June 30, 2009 to $4.83 million for the three months ended June 30, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We also signed Exclusive Distribution Agreements with Penlon, HEYER, and Welch Allyn, expanding our product lines in the second quarter of 2010, and contributing to our revenue growth.

Cost of Revenues

Our cost of revenues increased approximately 46% from $1.99 million for the three months ended June 30, 2009 to $2.91 million for the three months ended June 30, 2010. Our cost of revenues grew in as our revenues grew.

Operating Expenses

Our operating expenses increased by approximately 27% from $0.48 million for the three months ended June 30, 2009 to $0.61 million for the three months ended June 30, 2010. This increase was due to an increase in selling expenses for the reasons described below.

Operating Expenses—General and Administrative Expenses

Our general and administration expenses remained relatively constant at $0.29 million for both the three months ended June 30, 2009 and June 30, 2010.

Operating Expenses—Selling Expense

Our selling expense increased by approximately 64% from $0.19 million for the three months ended June 30, 2009 to $0.32 million for the three months ended June 30, 2010.

Our selling expense increased for the three months ended June 30, 2010, mainly due to an increase in the size of our sales staff to further strengthen our distribution network in the second quarter of 2010. We also participated in several medical exhibitions in and outside of China to network with old and new customers.

We expect that our selling expenses will increase in the near term after our series of new products are introduced in market. We tend to promote our new products by different advertising methods.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $1.35 million for the three months ended June 30, 2010, compared to approximately $0.88 million for the three months ended June 30, 2009. Operating income increased approximately 53% largely due to the increase of revenues.

Taxation

Our income tax expense was approximately $0.20 million for the three months ended June 30, 2010, compared to approximately $0.15 million for the three months ended June 30, 2009. Our taxable income increased primarily due to increased taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.14 million for the three months ended June 30, 2010, compared to approximately $0.73 million for the three months ended June 30, 2009. After deduction of non-controlling interest in (income) loss, net income attributable to the Company was approximately $1.14 million and $0.72 million for the three months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations, short-term borrowings and the issuance of common shares in our IPO. As of June 30, 2010, we had approximately $6.54 million in cash and cash equivalents. As a result of the total cash activities, net cash increased from $1,151,721 at December 31, 2009 to $6,540,009 at June 30, 2010. We believe that our currently available working capital of $17,559,244, including cash of $6,540,009, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

Operating Activities

Net cash used in operating activities was $4,585,685 for the six months ended June 30, 2010 as compared to $55,036 net cash provided by operating activities for the same period in 2009. The change was primarily due to the following:

(i) Increase of $592,780 in net income. Our net income increased because of a growth in sales volume in 2010.

(ii) Increase of $2,920,603 in prepayment. The increase in prepayment is attributable to signing some large new sales contracts in the second quarter of 2010, requiring us to order products in advance.

(iii) Increase of $1,266,137 in other receivables. The increase in other receivables was mainly caused by our contract bidding deposits and guaranty. As we begin to expand our business and our product lines, we need to pay a portion of the contract amounts to our customers as bidding deposits or guaranty, and our customers will return these deposits to us, generally in 3-6 months.

(iv) Increase of $837,443 in inventories. The increase in inventories is attributable to the following two factors: (1) We increased inventory to meet anticipated sales needs for the third quarter of 2010. 2) We signed Exclusive Distribution Agreements with Penlon, HEYER, and Welch Allyn to expand our product line in second quarter of 2010.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 was $98,258, compared to net cash used in investing activities of $13,040 for the six months ended June 30, 2009. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 and 2009 was $9,944,207 and $0, respectively. The cash provided by financing activities for the six months ended June 30, 2010 was due to net proceeds from our IPO.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of June 30, 2010:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$259,000	$158,000	$101,000	—	—
Short-term borrowings	1,474,610	1,474,610	—
Total	$1,733,610	$1,632,610	$101,000	—	—

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facility. The leases are renewable subject to negotiation.

Short-term borrowings represent short-term loans from a bank which is due in June 2011.

Capital Expenditures

Our capital expenditures were $94,397 and $18,696 for the six months ended June 30, 2010 and 2009, respectively, representing 1.26%, 0.32%, of our total revenues, respectively. In the past, our capital expenditures were used to purchase machines for our assembly line. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures

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

As of June 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of June 30, 2010, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2010
Product Research and Development	$2,650,333	$1,680,170
Marketing	3,180,399	1,942,949
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	2,327,636
Total	$10,601,331	$5,950,755

(c)	None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document
3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Make Good Escrow Agreement (1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.5	Distribution agreement with IMD (1)

10.6	Distribution agreement with Timesco (1)

10.7	Translation of distribution agreement with JMS (1)

10.8	Distribution agreement with ResMed (1)

10.9	Translation of form of independent distributor agreement (1)

10.1	Translation of letter of credit agreement with ICBC (1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu (1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang (1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC (1)

10.18	Mortgage Contract between ICBC and BTL (1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.20	Description of oral loan contract between BTL and BDL (1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule (1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

August 13, 2010	By:	/S/ ZHENG (RITA) LIU
Zheng (Rita) Liu
Chief Financial Officer
(Principal Financial and Accounting Officer)

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	US$	US$
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	6,540,009	1,151,721
Accounts receivable, less allowance for doubtful accounts of $ 77,783 and $ 102,939	8,867,002	6,891,291
Other receivables	2,765,248	1,499,111
Prepayment and other current assets	4,611,990	1,691,387
Inventories, net	3,165,490	2,326,126

Total Current Assets	25,949,739	13,559,636
Property and equipment, net	2,803,429	2,862,625
Tax receivable	1,926,290	1,362,372

Total assets	30,679,458	17,784,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	1,474,610	1,464,770
Accounts payable	16,675	93,770
Advances from customers	92,606	174,253
Accrued expenses and other current liabilities	263,076	336,412
Tax payable	6,111,966	4,993,387
Warranty obligation	179,956	178,755
Warrants liability	251,606	—
Due to officer	—	3,861

Total current liabilities	8,390,495	7,245,208

Commitments and contingency	—	—
Shareholders’ equity
Common stock, $0.002731 par value, 18,307,038 shares authorized, 4,500,000 and 3,000,000 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	12,290	8,193
Additional paid in capital	13,137,085	3,196,974
Retained earnings	6,958,377	5,298,742
Accumulated other comprehensive income	900,285	773,127

Total Dehaier Medical Systems Limited shareholders’ equity	21,008,037	9,277,036
Non-controlling interest	1,280,926	1,262,389

Total shareholders’ equity	22,288,963	10,539,425

Total liabilities and shareholders’ equity	30,679,458	17,784,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended June 30		For the three months ended June 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
Revenue	7,471,951	5,834,018	4,830,862	3,309,734
Costs of revenue	(4,577,795)	(3,586,713)	(2,911,077)	(1,999,225)

Gross profit	2,894,156	2,247,305	1,919,785	1,310,509
Service income	181,506	196,328	88,439	97,093
Service expenses	(68,346)	(74,981)	(40,325)	(37,713)
General and administrative expense	(520,409)	(628,581)	(297,024)	(291,015)
Selling expense	(482,810)	(391,694)	(314,959)	(191,265)

Operating Income	2,004,097	1,348,377	1,355,916	887,609
Financial expenses ( including interest expense of $26,728, $43,932, $7,900 and $15,567)	(54,686)	(45,082)	(35,360)	(16,126)
Change in fair value of warrants liability	18,394	—	18,394	—

Income before provision for income taxes and non-controlling interest	1,967,805	1,303,295	1,338,950	871,483
Provision for income tax	(298,180)	(226,450)	(203,297)	(145,838)

Net income	1,669,625	1,076,845	1,135,653	725,645
Non-Controlling interest in (income) loss	(9,991)	(23,720)	3,770	(10,376)

Net income attributable to Dehaier Medical Systems Limited	1,659,634	1,053,125	1,139,423	715,269

Earnings per share
-Basic	0.46	0.56	0.27	0.38
-Diluted	0.46	0.35	0.27	0.24
	—	—	—	—
Weighted average number of common shares used in computation
-Basic	3,575,000	1,891,930	4,150,000	1,891,930
-Diluted	3,632,500	3,000,000	4,265,000	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2010	2009
	US$	US$
Operating Activities
Net income	1,669,625	1,076,845
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	172,314	139,012
Recovery of doubtful accounts	(25,680)	—
Provision for (recovery of) inventory obsolescence	(1,922)	52,989
Change in warrants liability	18,394	—
Changes in assets and liabilities
Increase in accounts receivable	(1,950,032)	(1,593,441)
Decrease (increase) in prepayments and other current assets	(2,920,603)	938,541
Increase in other receivable	(1,266,137)	(107,157)
Increase in inventories	(837,443)	(1,392,611)
Increase in tax receivable	(563,918)	(462,317)
(Decrease) increase in accounts payable	(77,095)	677,283
Decrease in advances from customers	(81,647)	(43,896)
(Decrease) increase in accrued expenses and other current liabilities	159,880	(10,911)
Increase in tax payable	1,118,579	780,699

Net cash provided by (used in) operating activities	(4,585,685)	55,036

Investing Activities
Capital expenditures and other additions	(94,397)	(18,696)
Proceeds from (advances to) related parties	(3,861)	5,656
	—	—

Net cash used in investing activities	(98,258)	(13,040)

Financing Activities
Net proceeds from issuance of common stock	9,944,207	—

Net cash provided by financing activities	9,944,207	—

Effect of exchange rate fluctuations on cash and cash equivalents	128,024	10,818
Net increase in cash and cash equivalents	5,388,288	52,814
Cash and cash equivalents at beginning of period	1,151,721	282,603

Cash and cash equivalents at end of period	6,540,009	335,417

Supplemental cash flow information
Income tax paid	24,604	12,823
Interest paid	26,728	43,932

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (the “Annual Report”).

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Basis of Consolidation - continued

On October 31, 2009, BDL reconsidered whether it was the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the chief executive officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30, 2010	December 31, 2009
	US$ (unaudited)	US$
Total current assets	370,129	240,195
Total assets	1,422,666	1,330,139
Total current liabilities	141,740	67,750
Total liabilities	141,740	67,750

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that an allowance of $77,783 and $102,939 was required at June 30, 2010 and December 31, 2009, respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $4,421,892 and $1,511,540 as of June 30, 2010 and December, 31 2009, respectively, which were included in prepaid expenses and other current assets. Advances from customers were $92,606 and $174,253 as of June 30, 2010 and December, 31 2009, respectively.

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

During the quarter ended June 30, 2010, the Company adopted the provisions of ASC topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company this period when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the Rmb, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations (see Note 10).

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventories annually for possible obsolete goods and to determine if any reserves are necessary. At December 31, 2009, the reserve for obsolescence was $52,989, and the provision is included in the operating expenses in the condensed consolidated statements of operations. At June 30, 2010, reserve for obsolescence was $ 51,409.

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

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and DHK are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of operations. The foreign currency accounts of DHK, BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity in non-controlling interest.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $179,956, $178,755 at June 30, 2010 and December 31, 2009, respectively. Warranty expense for the Six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009 were $65,422 , $46,166, $40,402 and $18,801, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were $ 27,052, $16,279, $21,268 and $13,147 for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $ 28,853, $26,396, $17,944 and $16,506 for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009 were included in the operating expenses in the condensed consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $62,240, $17,429, $46,563 and $11,605 for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009, respectively.

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

The following table sets forth computation of basic and diluted weighted average share information:

	Six Months Ended June 30,		Three Months Ended June 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	3,575,000	1,891,930	4,150,000	1,891,930
Dilutive effect of convertible preferred shares	—	1,108,070	—	1,108,070
Dilutive effect of warrants	57,500	—	115,000	—

Weighted average number of common shares outstanding, assuming dilution	3,632,500	3,000,000	4,265,000	3,000,000

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Share-Based Payment Arrangement.” On December 7, 2009, the Company’s Board of Directors and shareholders have approved the creation of a share incentive plan to be implemented after the Company has completed its public offering, which occurred on March 22, 2010. This plan authorizes the issuance of up to 10% of the number of shares outstanding after the Company has completed its public offering. Pursuant to the plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company will fair value share-based awards to be granted under the plan. Accordingly, compensation will be measured on the grant date using appropriate valuation models. As of June 30, 2010, no options were issued under this plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of June 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2006 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	June 30, 2010	December 31, 2009
	US$	US$
Advances to suppliers	481,016	358,607
Prepayment for equipment purchase	3,967,906	1,152,933
Initial public offering expenses	—	102,500
Other prepaid expenses	163,068	77,347

	4,611,990	1,691,387

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30, 2010	December 31, 2009
	US$	US$
	(unaudited)
Buildings	1,223,513	1,215,349
Land use rights	286,664	284,751
Plant and machinery	1,965,426	1,947,512
Automobiles	75,695	56,142
Office and computer equipment	363,140	290,183

	3,914,438	3,793,937

Less: Accumulated depreciation and amortization	(1,111,009)	(931,312)

Property and equipment, net	2,803,429	2,862,625

At June 30, 2010 and December 31, 2009, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB 10,000,000 (US$ 1,474,610) and RMB 10,000,000((US$ 1,464,770), respectively (see Note 6).

Depreciation and amortization expense was $172,314, $139,012, $86,564 and $69,254 for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. TAX RECEIVABLE

Tax receivable consists of the following:

	June 30, 2010	December 31, 2009
	US$	US$
	(unaudited)
Value added tax receivable	1,926,290	1,362,372

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

The tax receivable as of June 30, 2010 and December 31, 2009 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

6. SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the years ended December 31, 2009 and 2008 were 5.58% and 7.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 4) and guaranteed by BDL and an officer of the Company.

On June 14, 2010, the bank renewed the Company’s credit line that bears interest at a variable rate with payments due on June 14, 2011.

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30, 2010	December 31, 2009
	US$	US$
	(unaudited)
Original paid-in capital	384,211	384,211
Retained Earnings	710,852	700,861
Accumulated other comprehensive income	185,863	177,317

	1,280,926	1,262,389

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms for one year. Approximate future minimum lease payments under these leases at June 30, 2010, are as follows:

Year Ending June 30,	US$ (Unaudited)
2011	158,000
2012	101,000

Total minimum lease payments	259,000

Rent expense for the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009 was $ 56,605, $26,241, $43,315 and $15,066, respectively.

Rent expense paid to the spouse of the chief executive officer for the six months ended June 30, 2010 and 2009 , and for the three months ended June 30, 2010 and 2009 was $ 11,638, $ 9,962, $ 7,472 and $4,981, respectively.

On December 15, 2009, BTL agreed to lease its building to BDL free of any charges through September 24, 2010.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $158,000 as of June 30, 2010, which have not been reflected in its condensed consolidated financial statements.

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

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equal 40% of the maximum number of shares sold in the initial public offering (“IPO”). The shares will remain in escrow until such time as the Company files its Form 10-K with the Securities and Exchange Commission for the year ending December 31, 2010. The shares in escrow (Make-Good Shares) are accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ending December 31, 2010 are less than $.80, the Company shall redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares will be returned to the founders. These shares are included as part of the calculation of the basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2010 in the accompanying condensed consolidated financial statements.

The Company completed its IPO on April 22, 2010 and is listed on Nasdaq Capital Market . On April 22, 2010, the Company sold 1,500,000 common shares at $ 8.00 per share for US$ 12,000,000 before the IPO costs. The total outstanding common shares at April 22, 2010 were 4,500,000.

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

Following is a pro-forma earnings per share calculation for the six and three months ended June 30, 2009 giving effect to the conversion of all the outstanding preferred shares and the effect of the stock split:

	Six months ended June 30, 2009	Three months ended June 30, 2009
	US$	US$
	(unaudited)	(unaudited)
Basic earning per share	0.35	0.24

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SHAREHOLDERS’ EQUITY-continued

Statutory Surplus Reserves

A PRC company is required to make appropriations to statutory surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entity’s’ registered capital.

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of June 30, 2010, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the six months ended June 30, 2010, statutory surplus reserve activity was as follows:

US$
Balance – December 31, 2009	70,086
Addition to statutory reserves	999

Balance – June 30, 2010 (unaudited)	71,085

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of June 30, 2010. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at June 30, 2010 for A&S was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	6.30
Exercise price (USD/share)	10.00
Risk free rate	1.79%
Dividend yield	0
Expected term/Contractual Life (number of years)	4.8
Expected volatility	45%

The fair value of the outstanding warrants at June 30, 2010 for Hawks was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	6.30
Exercise price (USD/share)	9.60
Risk free rate	1.79%
Dividend yield	0
Expected term/Contractual Life (number of years)	4.8
Expected volatility	45%

(1) Fair Value of Underlying Ordinary Shares

The $ 6.30 is the close price of the Company on June 30, 2010.

(2) Exercise price

The exercise price of the warrants was determined by the Company’s board of directors.

(3) Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of China international government bonds with a maturity period close to the term of the warrants.

(4) Dividend yield

Dividend yield of 0% was estimated by management of the Company.

(5) Life to Expiration

Life to expiration was based on contractual term of the warrants.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. WARRANTS-continued

(6) Volatility

The volatility of the underlying ordinary shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

The fair value of the each A&S warrant at June 30, 2010 was $1.68. The total fair value of such warrants was $251,606 at June 30, 2010.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as change in fair value of warrants liability which was included in statements of operations.

The fair value of each Hawks warrant at June 30, 2010 was $1.68. The total fair value of such warrants was $13,122, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality. The fair value of the warrants for Hawk at the grant date was $15,000. The decrease in fair value of the warrants resulted in a gain of $ 1,878, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. INCOME TAXES

British Virgin Islands

Dehaier is a tax-exempt company incorporated in the British Virgin Islands. BDL and BTL were incorporated in the PRC and are governed by the PRC laws.

Hong Kong

DHK is subject to Hong Kong profits tax at a rate of 16.5% on its assessable profits. No Hong Kong profits tax has been provided as the Company did not have any taxable profit that was earned in or derived from Hong Kong during the years presented.

PRC

PRC enterprise income tax is calculated based on the Enterprise Income Tax Law (the “EIT Law”). Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises.

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended June 30 2010 and 2009.

The tax rate for BTL is 25% in 2009 and 2010.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. RELATED PARTY TRANSACTIONS

At December 31, 2009, the amount due to an officer of $3,861 represents expenses paid by an officer of the Company. This amount was repaid in the first six months of 2010.

13. CONCENTRATIONS

Major Customers

For the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009 approximately 10% ,12%, 16% and 10% , respectively, of the Company’s revenues were to one customer.

At June 30, 2010 and 2009, receivables from four customers were approximately 11%, 11%, 10%, 8% and 11%, 9%, 8%, 8%, respectively.

Revenues

For the six months ended June 30, 2010 and 2009, and for the three months ended June 30, 2010 and 2009, the Company’s three top selling products accounted, in the aggregate, for approximately 56%, 56%, 53% and 54%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from China:

	Six Months Ended June 30,		Three Months Ended June 30,
Products	2010	2009	2010	2009
	US$	US$	US$	US$
Medical Devices	5,203,566	4,342,838	3,338,800	2,452,378
Technical Service	1,368,847	893,537	957,735	507,638
Respiratory and Oxygen Homecare	899,538	597,643	534,327	349,718

	7,471,951	5,834,018	4,830,862	3,309,734