Form 10-Q
period 2010-09-30
Dehaier Medical Systems Ltd
filed 2010-11-12
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports)    Yes  ☒    No  ☐; and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

See the financial statements following the signature page of this report, which are incorporated herein by reference.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company,” “our company,” and “our” refer to Dehaier Medical Systems Limited, a British Virgin Islands company (“Dehaier”), Dehaier Medical Systems (Hong Kong) Limited, our subsidiary in Hong Kong (“DHK”), Beijing Dehaier Technology Company Limited, our variable interest entity in the People’s Republic of China (“BTL”) and Beijing Dehaier Medical Technology Company Limited, our operating subsidiary in the People’s Republic of China (“BDL”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the condensed consolidated financial statements for the three and nine month periods ended September 30, 2010 and accompanying notes included elsewhere in this document.

Overview

We have been focused on the development and distribution of medical devices since our inception, and we began developing our respiratory and oxygen homecare business in 2006. We design, develop and market our branded products in China. We import the majority of the products and medical components we sell to our customers. We design and develop some of the medical components that are part of the branded products to be distributed. Some of these medical components are manufactured by contractors in China because we do not have a manufacturing facility. Most of our branded products require light assembly.

In addition to our branded products, we also serve as a distributor of products designed and manufactured by other companies. We sell products from Penlon (UK), HEYER (Germany), Welch Allyn (US), IMD (Italy), Timesco (UK), ResMed (Australia) and JMS (Japan).

We sell products primarily to distributors; however, we also sell products directly to hospitals, clinics and government health bureaus. We continually seek to broaden our market reach by introducing new and more advanced products and new product lines that address different end-user populations.

For the nine months ended September 30, 2010 and 2009, our total revenues amounted to approximately $12.9 million and $9.42 million, respectively. For the three month periods ended September 30, 2010 and 2009, our total revenues amounted to approximately $5.46 million and $3.59 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier was $3.07 million and $2.07 million for the nine month periods ended September 30, 2010 and 2009, respectively, and $1.41 million and $1.02 million for the three month periods ended September 30, 2010 and 2009, respectively.

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) Medical Devices (ii) Respiratory and Oxygen Homecare Products and (iii) Technical Service Products. We currently operate in one business segment for all of our products we distribute.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses decreased as a percentage of our total revenues for the nine and three months ended September 30, 2010 compared to the same period in 2009 primarily due to increased economies of scale and an increase in revenue. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total net revenues for the periods indicated.

	For the nine months ended Sep. 30 (Unaudited)				For the three months ended Sep. 30 (Unaudited)
	2010		2009		2010		2009
	USD (‘000)%		USD (‘000)%		USD (‘000)%		USD (‘000)%
Revenues	12,931	100.00	9,422	100.00	5,459	100.00	3,588	100.00
Costs and expenses
Cost of revenues	7,777	60.14	5,688	60.38	3,199	58.60	2,102	58.59
General and administrative expense	876	6.78	788	8.36	355	6.50	159	4.43
Selling expense	834	6.45	544	5.77	351	6.43	153	4.26

Total costs and expenses	9,487	73.37	7,020	74.51	3,905	71.53	2,414	67.28

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

Selling Expenses

Selling expenses primarily consist of compensation and benefits for our sales and marketing staff, expenses for promotional, advertising, travel and entertainment activities, lease payments for our sales offices, and depreciation expenses related to equipment used for sales and marketing activities. Going forward, we expect our selling expenses to increase, both on an absolute basis and as a percentage of revenue, as we increase our efforts to promote our products, especially our new respiratory and oxygen homecare products.

Results of Operations

Our limited operating history makes it difficult to predict future operating results. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Our total revenues increased by approximately 37% from $9.422 million for the nine months ended September 30, 2009 to $12.931 million for the nine months ended September 30, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We also signed exclusive distribution agreements with Penlon, HEYER, and Welch Allyn expanding our product lines in 2010 and contributing to our revenue growth.

Cost of Revenues

Our cost of revenues increased approximately 37% from $5.69 million for the nine months ended September 30, 2009 to $7.78 million for the nine months ended September 30, 2010. Our cost of revenues grew in U.S. dollars in line with revenue growth.

Operating Expenses

Our operating expenses for the nine months ended September 30, 2010 were approximately $1.71 million, which increased 28% compared with $1.33 million in the same period in 2009. The reasons for this increase are described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administrative expenses increased by approximately 11% from $0.79 million for the nine months ended September 30, 2009 to $0.88 million for the nine months ended September 30, 2010. This increase is mainly due to two reasons. First, pursuant to our market expansion strategy, we opened new CECs (Customer Experience Centers) in China during the third quarter of 2010, which need initial investment at the very beginning. Second, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance.

We expect that our general and administrative expenses will increase in the near term. We anticipate using a portion of the net proceeds from our initial public offering to expand our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open more new CECs, to strengthen our market presence in China. These CECs could give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Expenses—Selling Expenses

Our selling expenses increased approximately 54% from $0.54 million for the nine months ended September 30, 2009 to $0.83 million for the nine months ended September 30, 2010.

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased for the nine months ended September 30, 2010, mainly due to an increase in our sales staff to further strengthen our the distribution network in the second quarter of 2010. We also participated in several medical exhibitions in and outside of China to network with our old and new customers.

We expect that our selling expenses will increase in the near term after our series of new products are introduced in the market. We tend to promote our new products by different advertising methods, such as to participate in domestic and overseas medical exhibitions to show our products to the public and potential purchasers.

Operating Income

As a result of the foregoing, we generated operating income of approximately $3.61 million for the nine months ended September 30, 2010, compared to approximately $2.59 million for the nine months ended September 30, 2009. Operating income increased approximately 39% largely due to the increase of revenues.

Taxation

Our income tax expense was approximately $0.54 million for the nine months ended September 30, 2010, compared to approximately $0.41 million for the nine months ended September 30, 2009. Our taxable income increased primarily due to increased taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $3.08 million for the nine months ended September 30, 2010, compared to approximately $2.11 million for the nine months ended September 30, 2009. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $3.07 million and $2.07 million for the nine months ended September 30, 2010 and 2009, respectively.

Three Months Ended September, 2010 Compared to Three Months Ended September 30, 2009

Revenues

Our total revenues increased by approximately 52% from $3.59 million for the three months ended September 30, 2009 to $5.46 million for the three months ended September 30, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We also signed exclusive distribution agreements with Penlon, HEYER, and Welch Allyn in expanding our product lines in the second quarter, 2010 and contributing to our revenue growth.

Cost of Revenues

Our cost of revenues increased approximately 52% from $2.10 million for the three months ended September 30, 2009 to $3.20 million for the three months ended September 30, 2010. Our cost of revenues grew in U.S. dollars in line with revenue growth.

Operating Expenses

Our operating expenses increased by approximately 129% from $0.31 million for the three months ended September 30, 2009 to $0.71 million for the three months ended September 30, 2010. This increase was due to increase in selling expenses for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administrative expenses increased by approximately 125% from $0.16 million for the three months ended September 30, 2009 to $0.36 million for the three months ended September 30, 2010. This increase is mainly due to three reasons: First, market expansion strategy, we opened new CECs (Customer Experience Centers) in China during the third quarter of 2010, which need initial investment at the very beginning. Second, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance. Third, we increased our research expense on our branded products as well as our distributed products.

We expect that our general and administrative expenses will increase in the near term. We anticipate using a portion of the net proceeds from our initial public offering to expand our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open more new CECs, to strengthen our market presence in China. These CECs could give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Expenses—Selling Expenses

Our selling expenses increased by approximately 133% from $0.15 million for the three months ended September 30, 2009 to $0.35 million for the three months ended September 30, 2010.

Our selling expenses primarily consists of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased for the three months ended September 30, 2010, mainly due to an increase in our sales staff in further strengthening our distribution network in the third quarter of 2010. We also participated in several medical exhibitions in and outside of China to network with our old and new customers.

We expect that our selling expenses will increase in the near term after our series of new products are introduced in the market. We tend to promote our new products by different advertising methods, such as to participate in domestic and overseas medical exhibitions to show our products to the public and potential purchasers.

Operating Income

As a result of the foregoing, we generated operating income of approximately $1.61 million for the three months ended September 30, 2010, compared to approximately $1.24 million for the three months ended September 30, 2009. Operating income increased approximately 30% largely due to the increase of revenues.

Taxation

Our income tax expense was approximately $0.25 million for the three months ended September 30, 2010, compared to approximately $0.18 million for the three months ended September 30, 2009. Our taxable income increased primarily due to increased taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.41 million for the three months ended September 30, 2010, compared to approximately $1.03 million for the three months ended September 30, 2009. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.41 million and $1.02 million for the three months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from issuance of common shares. As of September 30, 2010, we had approximately $4.96 million in cash and cash equivalents. As a result of the total cash activities, net cash increased from $1,151,721 at December 31, 2009 to $4,964,450 at September 30, 2010. We believe that our currently available working capital of $18,011,309, including cash of $4,964,450, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

Operating Activities

Net cash used in operating activities was $5,696,022 for the nine months ended September 30, 2010 as compared to $1,573,390 net cash provided by operating activities for the same period in 2009.

(i)	Increase of $971,480 in net income. Our net income increased primarily because of a growth in sales volume in 2010.

(ii)	Increase of $4,433,546 in prepayment. The increase in prepayment is attributable to signing some large new sales contracts in second quarter of 2010, which required us to order and pay for products in advance.

(iii)	Increase of $1,608,240 in other receivables. The increase in other receivable is mainly caused by our contract bidding deposits and guaranty. As we begin to expand our business and our product lines, we need to pay a portion of the contract amounts to our customers as bidding deposits or guaranty, and our customers will return these deposits to us, generally in 3-6 months.

(iv)	Increase of $1,969,143 in inventories. The increase in inventories is attributable to the following two reasons: 1) We incurred inventory to meet anticipated sales needs. 2) As we signed some exclusive distribution agreements with Penlon, HEYER, and Welch Allyn to expand our product line in third quarter of 2010, we had to stock our inventories with these manufacturers’ products.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 was $843,317, compared to net cash used in investing activities of $913,717 for the nine months ended September 30, 2009. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 and 2009 was $9,944,207 and $0, respectively. The cash provided by financing activities for the nine months ended September 30, 2010 was due to net proceeds from our IPO.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of September 30, 2010:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating Lease Obligations	$221,000	$156,000	$65,000	—
Short-term borrowings	$1,495,000	$1,495,000	—	—
Total	$1,716,000	$1,651,000	$65,000	—

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facilities. The leases are renewable subject to negotiation.

Short-term borrowings represent short-term loans from a bank which is due in September 2011.

Capital Expenditures

Our capital expenditures were $839,456 and $915,693 for the nine months ended September 30, 2010 and 2009, respectively, representing 6.49% and 9.72% of our total revenues, respectively. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended September 30, 2010 and 2009. The tax rate for BTL is 25% in 2009 and 2010.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are 60-180 days from the end of the month in which services are provided or goods are delivered. Our typical trade receivable terms vary based on the type of customer. We general require 100% prepayment before delivering our products to individual clients. Our contract terms general require 10%-30% prepayment for our hospital and healthcare center clients, and the trade receivable term in contracts for those clients is generally between 60 and 90 days. Our contract terms general require 10% prepayment from our distributor clients, and the trade receivable term in contracts for those clients is generally between 60 and 180 days. With the exception of the prepayments we require in some cases, our company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts.

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired, compared with collectability prior to such time. At September 30, 2010 and December 31, 2009, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC 820-10-15-15-1A.

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

The Company adopted the provisions of ASC Topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC Topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC Topic 815 became effective for the Company this period when warrants were issued in connection with the Company’s initial public offering (“IPO”). Such warrants are indexed to the Company’s common shares, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations.

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

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

•	Persuasive evidence an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

•	The sales price is fixed or determinable; and

•	Collectability is reasonably assured.

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

Value Added Tax

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of September 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

As of September 30, 2010, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of September 30, 2010, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2010
Product Research and Development	$2,650,333	$1,551,882	*
Marketing	3,180,399	3,151,368
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	2,527,091
Total	$10,601,331	$7,230,341

*	$263,291 in expenditure as of June 30, 2010 have been reclassified as a result of a re-application of R&D expenses as medical device merchandise purchases upon termination of a joint development agreement.

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Make Good Escrow Agreement (1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.5	Distribution agreement with IMD (1)

10.6	Distribution agreement with Timesco (1)

10.7	Translation of distribution agreement with JMS (1)

10.8	Distribution agreement with ResMed (1)

10.9	Translation of form of independent distributor agreement (1)

10.1	Translation of letter of credit agreement with ICBC (1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu (1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang (1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC (1)

10.18	Mortgage Contract between ICBC and BTL (1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.20	Description of oral loan contract between BTL and BDL (1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule (1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

November 12, 2010	By:	/s/ ZHENG (RITA) LIU
Zheng (Rita) Liu Chief Financial Officer (Principal Financial and Accounting Officer)

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	US$	US$
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	4,964,450	1,151,721
Accounts receivable
- less allowance for doubtful accounts of $ 74,179 and $102,939	9,074,841	6,891,291
Other receivables	3,107,351	1,499,111
Prepayment and other current assets	6,124,933	1,691,387
Inventories, net	4,301,025	2,326,126

Total Current Assets	27,572,600	13,559,636
Property and equipment, net	3,541,763	2,862,625
Tax receivable	2,450,681	1,362,372

Total assets	33,565,044	17,784,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,495,000	1,464,770
Accounts payable	37,095	93,770
Advances from customers	436,625	174,253
Accrued expenses and other current liabilities	256,126	336,412
Tax payable	6,998,807	4,993,387
Warranty obligation	182,444	178,755
Warrants liability	155,194	—
Due to officer	—	3,861

Total Current Liabilities	9,561,291	7,245,208

Commitments and contingency
Shareholders’ equity
Common stock, $0.002731 par value, 18,307,038 shares authorized, 4,500,000 and 3,000,000 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	12,290	8,193
Additional paid in capital	13,137,085	3,196,974
Retained earnings	8,365,939	5,298,742
Accumulated other comprehensive income	1,185,177	773,127

Total Dehaier Medical Systems Limited shareholders’ equity	22,700,491	9,277,036
Non-controlling interest	1,303,262	1,262,389

Total shareholders’ equity	24,003,753	10,539,425

Total liabilities and shareholders’ equity	33,565,044	17,784,633

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009
	US$	US$	US$	US$
Revenue	12,930,769	9,422,460	5,458,818	3,588,442
Costs of revenue	(7,776,867)	(5,688,352)	(3,199,072)	(2,101,639)

Gross profit	5,153,902	3,734,108	2,259,746	1,486,803
Service income	274,154	298,036	92,648	101,708
Service expenses	(108,825)	(113,066)	(40,479)	(38,085)
General and administrative expense	(875,840)	(787,784)	(355,431)	(159,203)
Selling expense	(834,279)	(544,470)	(351,469)	(152,776)

Operating Income	3,609,112	2,586,824	1,605,015	1,238,447
Financial expenses ( including interest expense of $48,255, $67,704, $21,452 and $23,772)	(98,411)	(66,384)	(43,725)	(21,302)
Change in fair value of warrants liability	114,806	—	96,412	—

Income before provision for income taxes and non-controlling interest	3,625,507	2,520,440	1,657,702	1,217,145
Provision for income tax	(543,749)	(410,162)	(245,569)	(183,712)

Net income	3,081,758	2,110,278	1,412,133	1,033,433
Non-Controlling interest in income	(14,561)	(38,502)	(4,570)	(14,782)

Net income attributable to Dehaier Medical Systems Limited	3,067,197	2,071,776	1,407,563	1,018,651

Earnings per share
-Basic	0.79	1.10	0.31	0.54
-Diluted	0.77	0.69	0.30	0.34
Weighted average number of common shares used in computation
-Basic	3,887,868	1,891,930	4,500,000	1,891,930
-Diluted	3,981,094	3,000,000	4,657,500	3,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30
	2010	2009
	US$	US$
Operating Activities
Net income	3,081,758	2,110,278
Adjustment to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	261,438	210,231
Recovery of doubtful accounts	(30,336)	—
Recovery of inventory obsolescence	(5,756)	—
Change in fair value of warrants liability	114,806	—
Provision for warranty reserve	3,689	41,662
Change in assets and liabilities
Increase in accounts receivable	(2,153,214)	(642,778)
Decrease (increase) in prepayments and other current assets	(4,433,546)	498,145
Increase in other receivable	(1,608,240)	(274,275)
Increase in inventories	(1,969,143)	(1,050,453)
Increase in tax receivable	(1,088,309)	(610,511)
(Decrease) increase in accounts payable	(56,675)	5,536
(Decrease) increase in advances from customers	262,372	(170,699)
(Decrease) increase in accrued expenses and other current liabilities	(80,286)	46,609
Increase in tax payable	2,005,420	1,409,645

Net cash provided by (used in) operating activities	(5,696,022)	1,573,390

Investing Activities
Capital expenditures and other additions	(839,456)	(915,693)
Proceeds from (advances to) related parties	(3,861)	1,976

Net cash used in investing activities	(843,317)	(913,717)

Financing Activities
Net proceeds from issuance of common stock	9,944,207	—

Net cash provided by financing activities	9,944,207	—

Effect of exchange rate fluctuations on cash and cash equivalents	407,861	(4,306)

Net increase in cash and cash equivalents	3,812,729	655,367
Cash and cash equivalents at beginning of period	1,151,721	282,603

Cash and cash equivalents at end of period	4,964,450	937,970

Supplemental cash flow information
Income tax paid	17,197	12,824
Interest paid	48,255	67,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 31, 2010 (the “Annual Report”).

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Basis of Consolidation-continued

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

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30, 2010	December 31, 2009
	US$	US$
	(unaudited)
Total current assets	440,075	240,195
Total assets	1,516,336	1,330,139
Total current liabilities	213,074	67,750
Total liabilities	213,074	67,750

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, warrants liability and useful lives of property and equipment. Actual results could differ from those estimates.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are 60 to 180 days from the end of the month in which the services were provided or when goods were delivered. The Company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that an allowance of $74,179 and $102,939 was required at September 30, 2010 and December 31, 2009, respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $6,080,266 and $1,511,540 as of September 30, 2010 and December 31, 2009, respectively, which were included in prepaid expenses and other current assets. Advances from customers were $436,625 and $174,253 as of September 30, 2010 and December 31, 2009, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures”, which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC 820-10-15-15-1A.

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

The Company adopted the provisions of ASC topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the statement of operations (see Note 10).

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventories annually for possible obsolete goods and to determine if any reserves are necessary. At September 30, 2010, the reserve for obsolescence was $48,223. At December 31, 2009, the reserve for obsolescence was $52,989, and the provision is included in the operating expenses in the condensed consolidated statements of operations.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Property and Equipment

Property and equipment are recorded as cost less accumulated depreciation and amortization. Depreciation and amortization are calculated on a straight-line basis over the following estimated useful lives:

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

Revenue Recognition

The Company recognizes revenues when all the following conditions have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

•	The sales price is fixed or determinable; and,

•	Collectability is reasonably assured.

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

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $182,444, $178,755 at September 30, 2010 and December 31, 2009, respectively. Warranty expense for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009 were $111,076, $83,588, $45,654 and $37,422, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were $51,085, $50,671, $24,032 and $34,392 for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $49,130, $49,591, $20,277 and $23,195 for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009 were included in the operating expenses in the condensed consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $80,296, $42,758, $18,056 and $25,329 for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth computation of basic and diluted weighted average share information:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Weighted average number of common shares outstanding	3,887,868	1,891,930	4,500,000	1,891,930
Dilutive effect of convertible preferred shares	—	1,108,070	—	1,108,070
Dilutive effect of warrants	93,226	—	157,500	—

Weighted average number of common shares outstanding, assuming dilution	3,981,094	3,000,000	4,657,500	3,000,000

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Share-Based Payment Arrangement.” On December 7, 2009, the Company’s Board of Directors and shareholders have approved the creation of a share incentive plan to be implemented after the Company has completed its public offering, which occurred on March 22, 2010. This plan authorizes the issuance of up to 10% of the number of shares outstanding after the Company has completed its public offering. Pursuant to the plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company will fair value share-based awards to be granted under the plan. Accordingly, compensation will be measured on the grant date using appropriate valuation models. As of September 30, 2010, no options were issued under this plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-continued

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2010 and December 31, 2009, the Company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is awaiting resolution of certain complex tax issues and has not yet filed its 2008 and 2009 Value Added Tax (“VAT”) returns for some of its customers. However, all the potential VAT liabilities on these VAT returns were accrued and included in the accompanying consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of September 30, 2010 and December 31, 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2007 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	September 30 2010	December 31 2009
	US$	US$
Advances to suppliers	548,618	358,607
Prepayment for equipment purchase	5,531,648	1,152,933
Initial public offering expenses	—	102,500
Other prepaid expenses	44,667	77,347

	6,124,933	1,691,387

4. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30 2010	December 31 2009
	US$	US$
Buildings	1,272,275	1,215,349
Land use rights	290,628	284,751
Plant and machinery	2,728,422	1,947,512
Automobiles	77,380	56,142
Office and computer equipment	389,641	290,183

	4,758,346	3,793,937

Less: Accumulated depreciation and amortization	(1,216,583)	(931,312)

Property and equipment, net	3,541,763	2,862,625

At September 30, 2010 and December 31, 2009, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB 10,000,000 (US$ 1,495,000) and RMB 10,000,000((US$ 1,464,770), respectively (see Note 6).

Depreciation and amortization expense was $261,438, $210,231, $89,124 and $71,219 for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. TAX RECEIVABLE

Tax receivable consists of the following:

	September 30, 2010	December 31, 2009
	US$	US$
Value added tax receivable	2,450,681	1,362,372

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a Value Added Tax (VAT) in accordance with Chinese taxation laws. The standard VAT is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of unassembled medical components of the Company’s product used in contract and production can be used to offset the VAT due on sales of the product.

The tax receivable as of September 30, 2010 and December 31, 2009 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

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

On June 14, 2010, the bank renewed the Company’s credit line that bears interest at a variable rate with payments due on June 14, 2011.

7. NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30, 2010	December 31, 2009
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	715,422	700,861
Accumulated other comprehensive income	203,629	177,317

	1,303,262	1,262,389

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through April 2012. Approximate future minimum lease payments under these leases at September 30, 2010, are as follows:

Future payments for the twelve months Ending September 30,	US$
2011	156,000
2012	65,000

Total minimum lease payments	221,000

Rent expense for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009 was $77,702, $36,174, $21,097 and $9,933, respectively.

Rent expense paid to the spouse of the chief executive officer for the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009 was $11,638, $17,418, $7,489 and $7,456, respectively.

On December 15, 2009, BTL agreed to lease its building to BDL free of any charges through September 24, 2010. BDL is currently negotiating a new lease with BTL.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $178,000 as of September 30, 2010, which have not been reflected in its condensed consolidated financial statements, because it is not more likely than not that this will be paid or incurred.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equal 40% of the maximum number of shares sold in the initial public offering (“IPO”). The shares will remain in escrow until such time as the Company files its Form 10-K with the Securities and Exchange Commission for the year ending December 31, 2010. The shares in escrow (Make-Good Shares) are accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ending December 31, 2010 are less than $.80, the Company shall redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times the IPO offering price for five trading days in any period, then the Make-Good Shares will be returned to the founders. These shares are included as part of the calculation of the basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 in the accompanying condensed consolidated financial statements.

The Company completed its IPO on April 22, 2010 and is listed on Nasdaq Capital Market. On April 22, 2010, the Company sold 1,500,000 common shares at $ 8.00 per share for US$ 12,000,000 before the IPO costs.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Shares are non-redeemable.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of September 30, 2010, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the nine months ended September 30, 2010, statutory surplus reserve activity was as follows:

US$
Balance – December 31, 2009	70,086
Addition to statutory reserves	1,456
Balance – September 30, 2010 (Unaudited)	71,542

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc. (“Hawks”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of September 30, 2010. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at September 30, 2010 for A&S was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	5.24	(1)
Exercise price (USD/share)	10.00	(2)
Risk free rate	1.25	%(3)
Dividend yield	—	(4)
Expected term/Contractual Life (number of years)	4.5	(5)
Expected volatility	45	%(6)

The fair value of the outstanding warrants at September 30, 2010 for Hawks was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	5.24	(1)
Exercise price (USD/share)	9.60	(2)
Risk free rate	1.25	%(3)
Dividend yield	—	(4)
Expected term/Contractual Life (number of years)	4.5	(5)
Expected volatility	45	%(6)

(1) Fair Value of Underlying Ordinary Shares

The $5.24 is the close price of the Company on September 30, 2010.

(2) Exercise price

The exercise price of the warrants was determined by the Company’s board of directors.

(3) Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of U.S. Treasury notes with a maturity period close to the term of the warrants.

(4) Dividend yield

Dividend yield of 0% was estimated by management of the Company.

(5) Life to Expiration

Life to expiration was based on contractual term of the warrants.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. WARRANTS-continued

(6) Volatility

The volatility of the underlying ordinary shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

The fair value of the each A&S warrant at September 30, 2010 was $1.03. The total fair value of such warrants was $155,194 at September 30, 2010.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in statements of operations.

The fair value of each Hawks warrant at September 30, 2010 was $1.09. The total fair value of such warrants was $8,161, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality. The fair value of the warrants for Hawk at the grant date was $15,000. The decrease in fair value of the warrants resulted in a gain of $6,839, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended September 30 2010 and 2009.

The tax rate for BTL is 25% in 2009 and 2010.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. RELATED PARTY TRANSACTIONS

At December 31, 2009, the amount due to an officer of $3,861 represents expenses paid by an officer of the Company. This amount was repaid in the first six months of 2010.

13. CONCENTRATIONS

Major Customers

For the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009 approximately 11%,8%, 19% and 15% , respectively, of the Company’s revenues were to one customer.

At September 30, 2010 and December 31, 2009, receivables from four customers were approximately 11%, 11% 8%, 8% and 9%, 8%, 8%, 7%, respectively.

Revenues

For the nine months ended September 30, 2010 and 2009, and for the three months ended September 30, 2010 and 2009, the Company’s three top selling products accounted, in the aggregate, for approximately 51%, 56%, 53% and 54%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from China:

	Nine Months Ended September 30,		Three Months Ended September 30,
Products	2010	2009	2010	2009
	US$	US$	US$	US$
Medical Devices	8,280,617	7,292,406	3,077,051	2,949,568
Technical Service	2,489,467	1,231,993	1,120,620	338,456
Respiratory and Oxygen Homecare	2,160,685	898,061	1,261,147	300,418

	12,930,769	9,422,460	5,458,818	3,588,442