Form 10-K/A
period 2009-12-31
Dehaier Medical Systems Ltd
filed 2010-12-10
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Haidian District, Beijing 100195

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

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-K/A

INDEX

PART II		2
Item 8.	Financial Statements and Supplementary Data	2
PART III		2
Item 15.	Exhibits, Financial Statement Schedules	2

Explanatory Note

The purpose of this Annual Report on Form 10-K/A is to amend Part II, Item 8, and Part III, Item 15 of our Annual Report on Form 10-K for the period ended December 31, 2009, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original 10-K”).

Part II, Item 8, and Part III, Item 15 of the Original 10-K have been restated in their entirety. In particular, the financial statements have been restated to reflect an understatement in the dilutive effect of convertible preferred shares at December 31, 2009 of 923,392 shares. This in turn resulted in the weighted average number of common shares outstanding at December 31, 2009 being understated by 923,392 shares and diluted earnings per share for the year ended December 31, 2009 being overstated by $0.4 per share. Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original 10-K and no attempt has been made to modify or update other disclosures as presented in the Original 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K.

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

1

PART II

Item 8.	Financial Statements and Supplementary Data.

The Company’s financial statements and the related notes, together with the report of Friedman LLP are set forth following the signature pages of this report.

PART III

Item 15.	Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document
3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan(1)

10.2	Make Good Escrow Agreement(1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010(1)

10.5	Distribution agreement with IMD(1)

10.6	Distribution agreement with Timesco(1)

10.7	Translation of distribution agreement with JMS(1)

10.8	Distribution agreement with ResMed(1)

10.9	Translation of form of independent distributor agreement(1)

10.1	Translation of letter of credit agreement with ICBC(1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen(1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang(1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu(1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang(1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office(1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC(1)

10.18	Mortgage Contract between ICBC and BTL(1)

2

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.2	Description of oral loan contract between BTL and BDL(1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule(1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule(1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, filed on March 31, 2010.

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

December 10, 2010	By:	/s/ ZHENG (RITA) LIU
Zheng (Rita) Liu
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PING CHEN	Chief Executive Officer and Director	December 10, 2010
Ping Chen	(Principal Executive Officer)

/s/ ZHENG (RITA) LIU	Chief Financial Officer (Principal Accounting and	December 10, 2010
Zheng (Rita) Liu	Financial Officer) and Director

Director
Yunxiang (Phil) Fan

Director
Jimin (Peter) Zhuo

/s/ BIN QIU	Director	December 10, 2010
Bin Qiu

4

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

/s/ Friedman LLP

New York, New York

March 31, 2010, except for note 2, as to which date is December 10, 2010

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2009	2008
	US$	US$
Revenue	12,369,960	9,414,430

Cost of revenues	(7,510,718)	(5,931,087)

Gross profit	4,859,242	3,483,343
Service income	402,851	418,483
Service expense	(119,455)	(105,436)
General and administrative expense	(1,091,675)	(1,326,406)
Selling expense	(700,175)	(973,898)

Operating income	3,350,788	1,496,086
Financial expense ( including interest expense of $ 85,665 and $97,122)	(87,435)	(104,474)
Other income	—	4,071

Income before provision for income taxes and non-controlling interest	3,263,353	1,395,683
Provision for income taxes	(531,461)	(415,332)

Net income	2,731,892	980,351
Non-controlling interest in income	(57,921)	(62,331)

Net income attributable to Dehaier Medical Systems Limited	2,673,971	918,020

Earnings per share
-Basic	1.29	0.48
-Diluted	0.89	0.31

Weighted average number of common shares used in computation
-Basic	2,076,608	1,891,930
-Diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Dehaier Medical Systems Limited										Non- controlling interest	Total
	Common stock		Preferred A		Preferred B		Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Comprehensive income
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2008	1,891,930	5,167	120,000	1,200	182,635	1,826	3,196,974	1,706,751	398,581		1,067,859	6,378,358
Foreign currency translation									380,185	380,185	75,042	455,227
Net income								918,020		918,020	62,331	980,351

Comprehensive income										1,298,205

Balance as of December 31, 2008	1,891,930	5,167	120,000	1,200	182,635	1,826	3,196,974	2,624,771	778,766		1,205,232	7,813,936

On October 31, 2009, the Company has converted all preferred shares, 1 to 1 into common Shares	302,635	3,026	-120,000	-1,200	-182,635	-1,826
Effect of 3.6614-for-1 split on 302,635 common shares converted on October 31, 2009	805,435
Foreign currency translation									-5,639	-5,639	-764	-6,403
Net income								2,673,971		2,673,971	57,921	2,731,892

Comprehensive income										2,668,332

Balance as of December 31, 2009	3,000,000	8,193	—	—	—	—	3,196,974	5,298,742	773,127		1,262,389	10,539,425

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

The following table sets forth computation of basic and diluted weighted average share information:

	December 31,
	2009	2008
Weighted average number of common shares outstanding	2,076,608	1,891,930
Dilutive effect of convertible preferred shares	923,392	1,108,070
Weighted average number of common shares outstanding, assuming dilution	3,000,000	3,000,000

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