Form 10-K
period 2010-12-31
Dehaier Medical Systems Ltd
filed 2011-03-07
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Room 908, East Plaza, 15 West 4th Ring North Road

Haidian District, Beijing 1000195

People’s Republic of China

(Address of principal executive offices and zip code)

+86 (10) 5166-0080

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Shares, par value $0.002731 per share	NASDAQ Capital Market

Securities registered under Section 12(g) of the Exchange Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    (1)  Yes  ☒    No  ☐    (2)  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the ordinary shares, $0.002731 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2010 was $10,016,987, based on a market price per share on that date of $6.30 and 1,589,998 shares held by non-affiliates.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 4,500,000 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Parts I, II and III of this Form 10-K: the Definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year (the “Proxy”); and the registration statement filed with the Commission on November 12, 2009, as amended (file no. 333-163041) (the Registration Statement and prospectus contained therein (the “IPO Prospectus”).

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

PART I

Item 1. Business.

The section of the Registration Statement and IPO Prospectus entitled “Our Business” is incorporated herein by reference. In addition to the matters described therein, the Company’s business developed in the following ways during the year ended December 31, 2010:

•

On April 22, 2010, the Company completed an initial public offering of 1,500,000 common shares. The offering was completed at an issuance price of $8.00 per share. Prior to the offering, the Company had 3,000,000 issued and outstanding shares, and after the offering, the Company had 4,500,000 issued and outstanding shares. The Company issued (a) to the placement agent in the initial public offering, warrants to purchase 150,000 common shares for an exercise price of $10.00 per share and (b) to the Company’s investor relations firm, warrants to purchase 7,500 common shares at an exercise price of $9.60 per share. Both the placement agent’s warrants and the investor relations firm’s warrants have a term of five years.

•

On May 17, 2010, the Company became the exclusive China distributor of Welch Allyn’s patient monitors. In addition, the Company also distributed Welch Allyn’s other products including otoscopes, ophthalmoscopes and laryngoscopes.

•

On May 22, 2010, the Company signed an exclusive distributor agreement with HEYER Medical for its Cumulus ultrasonic nebulizer in China. The Company is authorized to distribute all models of this product.

•	On July 6, 2010, the Company signed a contract to sell 10,000 oxygen-chip units to Beijing C&D Co., Ltd. for RMB 11 million (approximately $1.58 million).

•

On August 11, 2010, the Company participated in the International FIME 2010 Show for medical manufacturers at the Miami Beach Convention Center in Miami. FIME draws medical distributors, hospital purchasing agents as well as clinicians and physicians from the U.S. and over 110 countries around the world including China.

•

On October 12, 2010, the Company exhibited its self-branded homecare products and a variety of products for which it serves as exclusive distributor at the China International Medical Equipment Fair held in Shenyang, China. The Fair is the largest exhibition of medical equipment and related products and services in the Asia-Pacific region and is held twice per year.

•

On November 5, 2010, the Company won a $2 million medical device distribution bid for a new rural healthcare construction project supported by China Development Bank Corp (“CDB”). CDB is a major Chinese state-owned bank focusing on China’s national infrastructure development initiatives, basic industries, and pillar industries, in support of the State Council’s “Agriculture, Farmer and Village” policy to improve rural living conditions.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2. Properties.

The section of the Registration Statement and IPO Prospectus entitled “Description of Property” is incorporated herein by reference.

Office	Address	Rental Term Expiration	Space
Principal Executive Office	Room 908, EAST Plaza, 15 West 4th Ring North Road, Haidian District, Beijing 100195 P.R. China	April 6, 2012	3,135 square feet

Product Center	45 Yong An Road, Science Park, Changping District, Beijing, 102200	September 24, 2010	32,000 square feet

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

Item 4. (Removed and reserved.)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are traded on the NASDAQ Stock Market under the symbol DHRM. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Mar. 31		June 30		Sept. 30		Dec. 31		Year

Fiscal year 2010
Price per common share:
High	$	N/A		$13.46		$7.50		$7.50		$13.46
Low	$	N/A		$6.24		$3.48		$4.34		$3.48

Fiscal year 2009
Price per common share:
High	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A
Low	$	N/A	$	N/A	$	N/A	$	N/A	$	N/A

Approximate Number of Holders of Our Common Shares

As of the date of this report there are eight (8) holders of record of our common shares. This number excludes our common shares owned by shareholders holding under nominee security position listings.

Dividend Policy

We have never declared or paid any cash dividends on our common shares. We anticipate that we will retain any earnings to support operations and to finance the growth and development of our business. Therefore, we do not expect to pay cash dividends in the foreseeable future. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions and future prospects and other factors the Board of Directors may deem relevant.

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of December 31, 2010, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2010
Product Research and Development	$2,650,333	$2,383,677
Marketing	3,180,399	4,093,708
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	3,347,927
Total	$10,601,331	$9,825,312

Because we have not yet completed any acquisitions, our management determined that it was in the best interest of the company to devote IPO proceeds to continue to grow our business. In particular, we exceeded our anticipated marketing expenditures by $913,309 and our anticipated working capital expenditures by $697,594, in part by participating in several international medical device manufacturer fairs. To the extent we are able to engage in acquisitions, we will need to rely on a variety of sources of funding, including but not limited to remaining offering proceeds, operating cash and debt and/or equity financing.

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

In addition to our branded products, we also serve as a distributor of products designed and manufactured by other companies. We sell products from HEYER (Germany), Welch Allyn (US), IMD (Italy), Timesco (UK), ResMed (Australia) and JMS (Japan).

We sell products primarily to distributors; however, we also sell products directly to hospitals, clinics and government health bureaus. We continually seek to broaden our market reach by introducing new and more advanced products and new product lines that address different end-user populations.

For the past two fiscal years ended December 31, 2009 and 2010, our total revenues amounted to approximately $12.37 million and $19.60 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the years ended December 31, 2009 and 2010 was $2.67 million and $4.54 million, respectively.

Macro-Economic Factors and Business Trends

In 2009, the Chinese government committed RMB850 billion (US$123 billion) to develop the country’s healthcare system over a three-year period. The plan is to create a solid platform for universal healthcare access for all by 2020.

We believe the prospects for medical device spending in China are substantial. The government has committed heavily in the construction of thousands of hospitals, healthcare centers, and clinics. We expect this will lead to increase in spending on capital goods, including medical devices, equipment and furniture in the near term.

Priority will be given to the construction and renovation of around 2,000 county-level hospitals, so that each county will have at least one such facility. County-level hospitals are usually the most well equipped hospitals in the country and must have at least 250 beds. The central government will fund the construction of 29,000 township hospitals, and the upgrading of another 5,000, according to the plan. The government will also fund the construction of village clinics in remote areas so that every village will have at least one unit by the end of the three-year period.

Since opening its economy to the West in the late 1970s, China has experienced rapid growth. For 2010, China’s GDP is estimated at US$5.7 trillion. While this makes China one of the world’s largest economies, the size of the population means that per capita wealth was around US$4,280 in 2010.

The Chinese government expanded the health insurance program to cover all rural residents by the end of 2008. Urban health insurance was already well established, covering nearly all working citizens, and will be extended to cover all urban dwellers, including the unemployed and children who were not covered previously, by 2010.

China imposed lower import tariffs on more than 600 commodities effective January 1, 2010, including medical products and pharmaceuticals, in a move to honor commitments made when it joined the WTO in 2001. The government said it hopes the cuts will increase domestic spending on foreign products to boost industrial and rural development. From an industry perspective, the lower tariffs should result in lower retail prices and higher spending on foreign medical devices.

Based on the data shown above and actions taken by Chinese government, we still believe that our company is likely to continue to grow in 2011 because our business is poised to directly benefit from China’s increasingly enhanced investment in its health care system as China is exerting more focus and efforts on sustaining the social development and stability.

New Opportunities in Our Business

According to China’s Health Statistics Yearbook 2010, healthcare spending in China totaled $259 billion (5.1% of total Chinese GDP) in 2009, which lagged behind other developed countries. We anticipate that the increasing affluence in larger cities is likely to increase awareness of health and wellness, and desire to improve overall quality of life.

For 2010, Espicom estimates medical device market growth to be in the region of 13.6%; one of the fastest growing markets in the world. High rates of growth are not uncommon in the Asian region, but on the back of a huge market size, China’s growth is particularly pronounced. Also according to Espicom, the medical device market in China is expected to reach $28 billion by 2014, doubled compared with the total sales in 2006.

In addition, the UN estimates that the Chinese population over the age of 60 will increase from 167 million in 2010 to 440 million in 2050; hence, the aging population and increasing incidence of respiratory disorders are expected to drive additional growth in respiratory homecare products in the Chinese marketplace.

Chinese government programs are aimed at rebuilding and renovating urban health centers, and building hospitals and medical centers in rural areas. The government is setting up the goal of having one up-to-standard hospital in every county, one government-run medical center in every township and one clinic in every administrative village.

Recently, Shanghai’s government launched medical insurance to subsidize cost of homecare oxygen tanks, and we anticipate other cities will be pushing for similar legislation. We will seek to participate if such a program is implemented in Beijing.

Based on the data shown above, both from a market and a government perspective, we are leveraging our broad sales network in order to introduce additional products from leading international brands into the Chinese market and planning to enlarge our Customer Experience Center (CEC) network penetration across China. We believe that the favorable market conditions will trigger tremendous market volume and our market expansion strategy will benefit our business growth in the future.

Growth Strategy

We will continue building our domestic brand to increase penetration of the medical device market and homecare solution from the key initiatives below:

•	Expand footprint of Customer Experience Centers (CECs) as a sales and marketing tool for consumers and healthcare professionals

•	Leverage strong relationships with healthcare professionals to increase awareness of DHRM’s homecare products

•	Build international business through establishment of distribution agreements, OEM partnerships and direct sales force

•	Diversify base of third party distributed products through expansion of existing relationships and pursuit of new distribution partners

•	Increase portfolio of DHRM-branded medical devices and homecare products through R&D and potential strategic acquisition

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) Medical Devices (ii) Respiratory and Oxygen Homecare Products and (iii) Technical Service Products. We currently operate in one business segment for all of our products we distribute.

Medical Devices – Our Branded and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, patient monitors and general hospital products. Our medical device line is our largest business line of products and has the most extensive market penetration of our three product lines. We anticipate that we will continue to experience revenue growth in our medical devices line as we further penetrate the market through the development and introduction of new advanced product offerings and the participation of favorable government policies.

Respiratory and Oxygen Homecare Products – Our Branded and Distributed Products

We derive revenues in our respiratory and oxygen homecare line from sales of oxygen concentrators, CPAP devices, portable sleep diagnostics and Rhinitis hyperthermia devices. We anticipate that, on a percentage basis, net revenues in our respiratory and oxygen homecare product line will increase more rapidly than total net revenues in the near term, as we introduce new and more advanced products in this product line. We expect to increase our market penetration in the respiratory and oxygen homecare market both in China and internationally through the use of distributors as well as through our direct sales platform.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses decreased a little as a percentage of our total revenues for the year ended December 31, 2010 compared to the same period in 2009 primarily due to increased economies of scale and an increase in revenue. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total net revenues for the years indicated.

	For the year ended December 31,
	2010		2009
	USD (‘000)%		USD (‘000)%
Revenues	19,598	100.00	12,370	100.00

Costs and expenses
Cost of revenues	11,982	61.14	7,511	60.72
General and administrative expense	1,258	6.42	1,092	8.83
Selling expense	1,421	7.25	700	5.66

Total costs and expenses	14,661	74.81	9,303	75.21

Cost of revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, and other expenses associated with the assembly and distribution of product.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business. In addition, we expect to incur additional general and administrative expenses as a public company.

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

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009.

Revenues

Our total revenues increased by 58.45% from $12.37 million for the fiscal year ended December 31, 2009 to $19.60 million for the fiscal year ended December 31, 2010. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We also signed exclusive distribution agreements with HEYER and Welch Allyn, expanding our product lines in 2010 and contributing to our revenue growth. In addition, we have further expanded our Customer Experience Centers (CEC) network in China, which help leading to greater market presence in 2010.

Cost of Revenues

Our cost of revenues increased 59.52% from $7.51 million for the fiscal year ended December 31, 2009 to $11.98 million for the fiscal year ended December 31, 2010. Our cost of revenues grew in U.S. dollars as our revenues grew. Our gross margin decreased slightly because of the increase of labor cost.

Operating Expenses

Our operating expenses increased by 49.72% from $1.79 million for the fiscal year ended December 31, 2009 to $2.68 million for the fiscal year ended December 31, 2010. This increase was due to increase in general and administrative and selling expenses, for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses increased by 15.60% from $1.09 million for the fiscal year ended December 31, 2009 to $1.26 million for the fiscal year ended December 31, 2010. This increase was small and mainly because of three reasons. First, in accordance with our market expansion strategy, we opened new CECs (Customer Experience Centers) in China during 2010, which require an initial investment before we expect them to generate any revenues. Second, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance, as we hired an employee to carry out these functions, which did not apply to us before our initial public offering. Third, our labor costs increased as a result of our employee reward policy, which is designed to improve company culture and morale.

We expect that our general and administration expenses will increase in the near future as a result of expansion of business. We anticipate using a portion of the net proceeds from our initial public offering to expand our marketing efforts to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open more CECs, in order to strengthen our market presence in China. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Expenses—Selling Expense

Our selling expense increased by 102.86% from $0.70 million for the fiscal year ended December 31, 2009 to $1.42 million for the fiscal year ended December 31, 2010.

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased in 2010, mainly due to an increase in our sales staff in further strengthening our distribution network. We also participated in several medical exhibitions in and outside of China to network with our old and new customers.

We expect that our selling expenses will increase in the next year after new products are introduced in the market. We tend to promote our new products by different advertising methods, such as to participate in domestic and overseas medical exhibitions to show our products to the public and potential purchasers.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $5.13 million in 2010, compared to approximately $3.35 million in 2009. Operating income increased 53.13% largely due to the increase of revenue.

Taxation

Our income tax expense was approximately $0.85 million in 2010, compared to approximately $0.53 million in 2009. Our taxable income increased primarily due to the increase in net income.

Net Income

As a result of the foregoing, we had net income of approximately $4.56 million in 2010, compared to approximately $2.73 million in 2009. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $4.54 million and $2.67 million in 2010 and 2009, respectively.

Make-Good Escrow

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares which were sold in the initial public offering (“IPO”). The shares were required to remain in escrow until the Company files its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (Make-Good Shares) were accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders.

To the extent the Company’s earnings per share for the year ended December 31, 2010 were less than $0.80, the Company would have been required to redeem, pro rata, such shares in order to cause the effective earnings per share to equal $0.80. For the year ended December 31, 2010, however, the earnings per share of the company was $1.09, or approximately 36% higher than the per share price upon which the Company’s initial public offering valuation was based. Thus, the Company does not need to redeem or prorate such shares. The shares will be returned to the founders 45 days after the filing of this Form 10-K. These shares are included as part of the calculation of the basic and diluted earnings per share for all the periods presented in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash Flows and Working Capital

In 2009, we financed our operations primarily through cash flows from operations. In 2010, we financed our operations primarily from proceeds of common stock issuances. As of December 31, 2010, we had approximately $5.92 million in cash and cash equivalents. As a result of the total cash activities, net cash increased from $1,151,721 at December 31, 2009 to $5,923,386 at December 31, 2010. We believe that our currently available working capital of $22,618,735, including cash of $5,923,386, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

Operating Activities

Net cash used in operating activities was $4,977,955 for the year ended December 31, 2010 as compared to $1,789,967 net cash provided in operating activities for the same period in 2009.

(i)	Cash flow due to increase of $1,829,219 in net income. Our net income increased primarily because of a growth in sales volume in 2010.

(ii)	Cash outflow due to increase of $3,609,438 in prepayment. The increase in prepayment is attributable to signing some large new sales contracts in fourth quarter of 2010, which required us to order and pay for products in advance.

(iii)	Cash outflow due to increase of $1,665,312 in other receivables. The increase in other receivable is mainly caused by our contract bidding deposits and guaranty. As we begin to expand our business and our product lines, we need to pay a portion of the contract amounts to our customers as bidding deposits or guaranty, and our customers will return these deposits to us, generally in 3-6 months.

(iv)	Cash outflow due to increase of $4,042,481 in inventories. The increase in inventories is attributable to the following two reasons: 1) We increased inventory on hand to meet anticipated sales needs. 2) As we signed some exclusive distribution agreements with HEYER, and Welch Allyn to expand our product line in third quarter of 2010, we had to stock our inventories with these manufacturers’ products.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2010 was $878,702, compared to net cash used in investing activities of $914,527 for the year ended December 31, 2009. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the year 2010 and 2009 was $9,944,207 and $0, respectively. The cash provided by financing activities for year ended December 31, 2010 was due to net proceeds from our IPO.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2010:

Contractual obligations	Payments due by period
	Total	Less than 1 year	1-3 years	More than 3 years
Operating Lease Obligations	$219,000	$187,000	$32,000	—
Short-term borrowings	$1,514,620	$1,514,620	—	—
Total	$1,733,620	$1,701,620	$32,000	—

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facilities. The leases are renewable subject to negotiation.

Short-term borrowings represent short-term loans from a bank which is due in June 2011.

Capital Expenditures

We made capital expenditures of approximately $0.89 million and $0.92 million in 2010 and 2009, respectively, representing 4.54%, 7.44%, of our total revenues, respectively. In the past, our capital expenditures were used to purchase machines for our assembly line. Our capital expenditures may increase in the near term as our business continues to grow and as we expand and improve our financial and accounting systems and infrastructure.

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

PRC Enterprise Income Taxes

PRC enterprise income tax is calculated based on taxable income determined under PRC accounting principles. In accordance with the Enterprise Income Tax Law (the “EIT Law”), a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the EIT Law rate over a five-year transition period starting from the date of effectiveness of the EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as our company, were adopted in January 2008.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended December 31, 2010 and 2009. The tax rate for BTL is 25% in 2009 and 2010.

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

A group of shareholders, including the Chief Executive officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building, which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and noncontrolling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of December 31, 2010 and 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the recording of transactions of the Company’s assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of its management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation and may not prevent or detect misstatements, Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, the Company’s management believes that, as of the Evaluation Date, its internal control over financing reporting is effective based on the criteria established in the Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Regulation S-K Item 407(c)(3):

None.

Regulation S-K Item 407(d)(4) and (5):

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Yunxiang (Phil) Fan, Mr. Jimin (Peter)

Zhuo and Mr. Bin Qiu. Mr. Zhuo qualifies as the audit committee financial expert. The Company’s audit committee charter was filed as Exhibit 99.2 to the Company’s annual report for the year ended December  31, 2009 and is available on the Company’s website (www.chinadhr.com).

Item 11. Executive Compensation.

The following table shows the annual compensation paid by us for the years ended December 31, 2009 and 2010 to Ping Chen, our principal executive officer. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Compensation Table

Name and principal position	Year	Salary		Bonus		Option Awards		All Other Compensation		Total

Ping Chen, Principal Executive Officer	2010 2009	$ $	33,200 28,400	$ $	0 —	$ $	— —	$ $	0 —	$ $	33,200 28,400

We did not grant any equity awards in 2010 or 2009.

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

Summary Director Compensation Table FY 2010

Name	Director fees earned or paid in cash	Total(1)

Ping Chen(2)	$0	$0

Zheng (Rita) Liu(2)	$0	$0

Yunxiang (Phil) Fan	$12,000	$12,000

Jimin (Peter) Zhuo	$12,000	$12,000

Bin Qiu	$12,000	$12,000

(1)	None of the directors received any common share awards, option awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2010.
(2)	Mr. Chen and Ms. Liu received payment in their capacity as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	450,000

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of our common shares as of March 7, 2011 by:

•	Each person who is known by us to beneficially own more than 5% of our outstanding common shares;

•	Each of our directors and named executive officers; and

•	All directors and named executive officers as a group.

In addition, we have included the share ownership of each of the individuals subject to the Make-Good Share Escrow described above. See “Related Party Transactions – Make-Good Shares Subject to Redemption.” The below table assumes no redemption of any shares subject to such Make-Good Share Escrow.

The number and percentage of common shares beneficially owned before the offering are based on 4,500,000 common shares outstanding as of March 7, 2011. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of common shares beneficially owned by a person listed below and the percentage ownership of such person, common shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 7, 2011 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of BDL, Room 908, East Plaza, 15 West 4th Ring North Road, Haidian District, Beijing 100195, People’s Republic of China. As of the date of this filing, we had eight (8) shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)		Percentage Ownership
Ping Chen, Chief Executive Officer, Director	1,104,742	(3)(4)	24.55%
Zheng (Rita) Liu, Chief Financial Officer, Director	96,452	(4)	2.14%
Yunxiang (Phil) Fan, Director	0		*
Jimin (Peter) Zhuo, Director	0		*
Bin Qiu, Director	0		*
Weibing Yang, Vice President of Sales and Marketing	263,471	(4)	5.85%
Yong Wang, Vice President of Research and Development	40,455	(4)	0.90
All officers and directors as a group (7 persons)	1,505,120		33.44%
Jian Sun	253,076	(4)	5.62%
Chen Ping Ltd.	1,104,742	(3)(4)	24.55%
De-haier Investment Holdings Ltd.	527,693	(5)	11.73%
Yijen Chen	581,113		12.91%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.
(2)	The number of our common shares outstanding used in calculating the percentage for each listed person excludes the common shares underlying options held by such person. In addition, the percentage ownership assumes the return to the shareholder of all shares subject to the Make-Good Escrow.
(3)	Ping Chen has the sole power to direct the voting and disposition of the 1,104,742 shares held by Chen Ping Ltd.
(4)	These shares are subject to the Make-Good Escrow.
(5)	Milestone Capital Management Limited, the sole shareholder of De-haier Investment Holdings Ltd., has discretionary authority to vote and dispose of the 527,693 shares held by De-haier Investment Holdings Ltd. Ms. Yunli Lou and Mr. Liping Qiu in their capacities as managers of Milestone Capital Management Limited, may also be deemed to have investment discretion and voting power over the shares held by De-haier Investment Holdings Ltd. Ms. Lou and Mr. Qiu disclaim any such beneficial ownership of the shares.

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

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2010. Audit services provided by Friedman LLP for fiscal 2010 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2010 and 2009, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $190,000 and $120,000, respectively.

Audit Related Fees

During fiscal 2010 and 2009, the Company paid Friedman LLP $4,319 and $15,000, respectively, for audit-related services. These services consisted of assurance and related services that were reasonably related to the performance of the audit and reviews of our financial statements and are not included in “Audit Fees” above. The services provided by our accountants within this category consisted of advice relating to SEC matters and the filing of our registration statement and amendments thereto.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2010 and 2009.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2010 and 2009.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP, Inc. have been so approved.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Form of Share Option Plan(1)

10.2	Make Good Escrow Agreement(1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010(1)

10.5	Distribution agreement with IMD(1)

10.6	Distribution agreement with Timesco(1)

10.7	Translation of distribution agreement with JMS(1)

10.8	Distribution agreement with ResMed(1)

10.9	Translation of form of independent distributor agreement(1)

10.1	Translation of letter of credit agreement with ICBC(1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen(1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang(1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu(1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang(1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office(1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC(1)

10.18	Mortgage Contract between ICBC and BTL(1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.2	Description of oral loan contract between BTL and BDL(1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule(1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule(1)

21.1	Subsidiaries of the Registrant(1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

99.1	Code of Business Conduct and Ethics(1)

99.2	Audit Committee Charter(3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

March 7, 2011	By:	/S/ PING CHEN
Ping Chen
Chief Executive Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PING CHEN Ping Chen	Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2011

/S/ ZHENG (RITA) LIU Zheng (Rita) Liu	Chief Financial Officer (Principal Accounting and Financial Officer) and Director	March 7, 2011

/S/ YUNXIANG (PHIL) FAN Yunxiang (Phil) Fan	Director	March 7, 2011

/S/ JIMIN (PETER) ZHAO Jimin (Peter) Zhuo	Director	March 7, 2011

/S/ BIN QIU Bin Qiu	Director	March 7, 2011

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Dehaier Medical Systems Limited

We have audited the accompanying consolidated balance sheets of Dehaier Medical Systems Limited and Affiliate as of December 31, 2010 and 2009, and the consolidated related statements of operations, cash flows and shareholders’ equity for the years then ended. Dehaier Medical Systems Limited and Affiliate management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dehaier Medical Systems Limited and Affiliate as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 7, 2011

1700 BROADWAY, NEW YORK, NY 10019    T 212.842.7000    F 212.842.7001    WWW.FRIEDMANLLP.COM

OFFICES IN NEW YORK LONG ISLAND AND NEW JERSEY AND A MEMBER OF DFK WITH AFFILIATES WORLDWIDE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	5,923,386	1,151,721
Accounts receivable -less allowance for doubtful accounts of $ 87,555 and $102,939	9,112,077	6,891,291
Other receivables	3,164,423	1,499,111
Prepayment and other current assets	5,300,825	1,691,387
Inventories, net	6,374,363	2,326,126
Tax receivable	3,518,919	1,362,372

Total Current Assets	33,393,993	14,922,008

Property and equipment, net	3,488,947	2,862,625

Total Assets	36,882,940	17,784,633

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,514,620	1,464,770
Accounts payable	29,318	93,770
Advances from customers	269,189	174,253
Accrued expenses and other current liabilities	330,601	336,412
Tax payable	8,327,708	4,993,387
Warranty obligation	301,464	178,755
Due to officer	2,358	3,861

Total Current Liabilities	10,775,258	7,245,208

OTHER LIABILITIES
Warrants liability	318,109	—

Total Liabilities	11,093,367	7,245,208

Commitments and Contingency
Shareholders’ equity
Common stock, $0.002731 par value, 18,307,038 shares authorized, 4,500,000 and 3,000,000 shares issued and outstanding at December 31, 2010 and 2009, respectively	12,290	8,193
Additional paid in capital	13,137,085	3,196,974
Retained earnings	9,838,452	5,298,742
Accumulated other comprehensive income	1,474,455	773,127
Total Dehaier Medical Systems Limited shareholders’ equity	24,462,282	9,277,036
Non-controlling interest	1,327,291	1,262,389

Total shareholders’ equity	25,789,573	10,539,425

Total liabilities and shareholders’ equity	36,882,940	17,784,633

*	The change in par value of common shares pursuant to the stock split was retroactively adjusted for the year 2009.

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009
	US$	US$
Revenue	19,598,460	12,369,960

Costs of revenue	(11,981,820)	(7,510,718)

Gross profit	7,616,640	4,859,242
Service income	339,379	402,851
Service expenses	(148,016)	(119,455)
General and administrative expense	(1,257,520)	(1,091,675)
Selling expense	(1,421,415)	(700,175)

Operating Income	5,129,068	3,350,788

Financial expenses (including interest expense of 70,343 and $85,665)	(125,764)	(87,435)
Other income	455,950	—
Change in fair value of warrants liability	(48,109)	—

Income before provision for income taxes and non-controlling interest	5,411,145	3,263,353

Provision for income tax	(850,034)	(531,461)

Net income	4,561,111	2,731,892

Non-Controlling interest in income	(21,401)	(57,921)

Net income attributable to Dehaier Medical Systems Limited	4,539,710	2,673,971

Earnings per share
-Basic	1.12	1.29
-Diluted	1.09	0.89

Weighted average number of common shares used in computation
-Basic	4,043,836	2,076,608
-Diluted	4,153,438	3,000,000

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Dehaier medical Systems Limited
	Common stock		Preferred A (Milestone)		Preferred B (Crystal East)		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Comprehensive income	Non-controlling interest	Total
	Shares	US$	Shares	US$	Shares	US$	US$	US$	US$	US$	US$	US$

Balance as of January 1, 2009	1,891,930	5,167	120,000	1,200	182,635	1,826	3,196,974	2,624,771	778,766	—	1,205,232	7,813,936

On October 31, 2009, the Company has converted all preferred shares, 1 to 1 into common Shares	302,635	3,026	(120,000)	(1,200)	(182,635)	(1,826)	—	—	—	—	—	—
On October 31, 2009, the Company has approved and effectuated a 3.6614-for-1 split of its Common shares	805,435	—	—	—	—	—	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—	(5,639)	(5,639)	(764)	(6,403)

Net income	—	—	—	—	—	—	—	2,673,971	—	2,673,971	57,921	2,731,892

Comprehensive income	—	—	—	—	—	—	—	—	—	2,668,332	—

Balance as of December 31, 2009	3,000,000	8,193	—	—	—	—	3,196,974	5,298,742	773,127	—	1,262,389	10,539,425

										—	—

On April 22, 2010, the Company issued 1,500,000 shares at $8 per share, net of transaction costs	1,500,000	4,097	—	—	—	—	9,940,111	—	—	—	—	9,944,208

Foreign currency translation	—	—	—	—	—	—	—	—	701,328	701,328	43,501	744,829

Net income	—	—	—	—	—	—	—	4,539,710	—	4,539,710	21,401	4,561,111

Comprehensive income	—	—	—	—	—	—	—	—	—	5,241,038	—	—

Balance as of December 31, 2010	4,500,000	12,290	—	—	—	—	13,137,085	9,838,452	1,474,455	—	1,327,291	25,789,573

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
	US$	US$
Operating Activities

Net income	4,561,111	2,731,892
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	365,336	286,395
Recovery of doubtful accounts	(18,311)	(45,588)
(Recovery of) Provision for inventory obsolescence	(5,756)	52,989
Change in fair value of warrants liability	318,109	—
Gain on sale of equipment	(3,894)	—
Provision for warranty reserve	122,709	20,690
Changes in assets and liabilities:
Increase in accounts receivable	(2,202,475)	(1,429,001)
Decrease (Increase) in prepayments and other current assets	(3,609,438)	107,500
Increase in other receivables	(1,665,312)	(311,751)
Increase in inventories	(4,042,481)	(803,887)
Increase in tax receivable	(2,156,547)	(809,404)
(Decrease) Increase in accounts payable	(64,452)	19,450
(Decrease) Increase in advances from customers	94,936	(56,141)
(Decrease) Increase in accrued expenses and other current liabilities	(5,811)	85,573
Increase in tax payable	3,334,321	1,941,250

Net cash provided by (used in) operating activities	(4,977,955)	1,789,967

Investing Activities
Proceeds from sale of equipment	10,342	—
Capital expenditures and other additions	(887,541)	(917,419)
Proceeds from (advances to) related parties	(1,503)	2,892

Net cash used in investing activities	(878,702)	(914,527)

Financing Activities
Net proceeds from issuance of common stock	9,944,207	—

Net cash provided by financing activities	9,944,207	—

Effect of exchange rate fluctuations on cash and cash equivalents	684,115	(6,322)

Net increase in cash and cash equivalents	4,771,665	869,118

Cash and cash equivalents at beginning of year	1,151,721	282,603

Cash and cash equivalents at end of year	5,923,386	1,151,721

Supplemental cash flow information
Income tax paid	24,813	12,767
Interest paid	70,343	85,665

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share (see Note 12). Because the Chief Executive Officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation - Continued

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the Chief Executive Officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3rd, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2010	2009
	US$	US$
Total current assets	497,732	240,195
Total assets	1,562,554	1,330,139
Total current liabilities	235,263	67,750
Total liabilities	235,263	67,750

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and Hong Kong.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that an allowance of $87,555 and $102,939 was required at December 31, 2010 and 2009, respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $4,515,737 and $1,511,540 as of December 31, 2010 and 2009, respectively, which were included in prepaid expenses and other current assets. Advances from customers were $269,189 and $174,253 as of December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the statement of operations (see Note 13).

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures.

The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Warrants liabilities qualify as financial instruments.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments - Continued

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010.

	Carrying Value at December 31, 2010	Fair Value Measurement at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$318,109	$—	$318,109	$—

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of December 31, 2010:

Beginning balance	$0
Warrants issued for the year ended December 31, 2010	318,109

Ending balance	$318,109

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $48,855 and $52,989 for 2010 and 2009, respectively, and the provision is included in the operating expenses in the consolidated statements of operations.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

*Persuasive evidence of an arrangement exists;

*Delivery and/or installation has occurred (e.g., risks and rewards of ownership has passed);

*The sales price is fixed or determinable; and,

*Collectibility is reasonably assured.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $301,464, $178,755 at December 31, 2010 and 2009, respectively. Warranty expense for the years ended December 31, 2010 and 2009 was $107,794 and $120,587, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Research and development costs were $82,553 and $82,164 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $109,386 and $62,566 for the years ended December 31, 2010 and 2009 were included in the operating expenses in the consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs were $112,441 and $19,962 for the years ended December 31, 2010 and 2009, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following table sets forth computation of basic and diluted weighted average share information:

	December 31,
	2010	2009 *
Weighted average number of common shares outstanding	4,043,836	2,076,608
Dilutive effect of convertible preferred shares	—	923,392
Dilutive effect of warrants	109,602	—
Weighted average number of common shares outstanding, assuming dilution	4,153,438	3,000,000

*	Restated to reflect the dilutive effect of convertible preferred shares at December 31, 2009.The weighted average number of common shares outstanding, assuming dilution originally reported at December 31, 2009 was understated by 923,392 shares. Diluted earnings per share for the year ended December 31, 2009 as originally reported was overstated by $0.40 per share.

On December 10, 2010, the Company filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2009, to correct the error described above.

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of operations.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Share-Based Payment Arrangement.” On December 7, 2009, the Company’s Board of Directors and shareholders have approved the creation of a share incentive plan. The plan authorizes the issuance of up to 10% of the number of shares outstanding. Pursuant to the plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company will fair value share-based awards to be granted under the plan. Accordingly, compensation will be measured on the grant date using appropriate valuation models. As of December 31, 2010, no options were issued under this plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2010 and 2009, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of December 31, 2010 and 2009, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2010 and 2009, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2008 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Standards

On Jan. 21, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, Improving Disclosures about Fair Value Measurements. The ASU reports on new disclosure requirements — and clarifications of existing requirements — under Accounting Standards Codification (ASC) Subtopic 820-10 (originally issued as FAS 157). The new disclosure requirements apply to interim and annual reporting periods beginning after Dec. 15, 2009, with one exception: The new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal years beginning after Dec. 15, 2010, and for interim periods within those fiscal years. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Due from suppliers	690,380	111,489
Deposits for ongoing contracts	2,311,741	1,352,056
Staff advance	162,302	35,566

	3,164,423	1,499,111

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	December 31, 2010	December 31, 2009
	US$	US$

Advances to suppliers	1,071,101	358,607

Prepayment for equipment purchase	3,444,636	1,152,933

Initial public offering expenses	—	102,500

Other prepaid expenses	785,088	77,347

	5,300,825	1,691,387

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Buildings	1,288,972	1,215,349
Land use rights	294,442	284,751
Plant and machinery	2,782,706	1,947,512
Automobiles	41,897	56,142
Office and computer equipment	388,416	290,183

	4,796,433	3,793,937

Less: Accumulated depreciation and amortization	(1,307,486)	(931,312)

Property and equipment, net	3,488,947	2,862,625

At December 31, 2010 and 2009, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB10,000,000 (US$1,514,620), RMB10,000,000(US$1,464,770), respectively (see Note 7).

Depreciation and amortization expense was $365,336 and $249,871, for the years ended December 31, 2010 and 2009, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	TAX RECEIVABLE

Tax receivable consists of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Value added tax receivable	3,518,919	1,362,372

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The standard VAT is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of unassembled medical components of the Company’s product used in contract and production can be used to offset the VAT due on sales of the product.

The tax receivable as of December 31, 2010 and 2009 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

7.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the years ended December 31, 2010 and 2009 were 5.84% and 5.58%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On June 14, 2010, the bank renewed the Company’s credit line that bears interest at a variable rate with payments due on January 19, 2011 and June 14, 2011 for RMB4,000,000 and RMB6,000,000, respectively. On January 20, 2011, RMB 4,000,000 was paid.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other payables consist of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Accrued salaries and social welfare	222,666	167,684
Accrued expenses	13,732	19,042
Other payables, non-trade vendors	2,036	49,686
Deposit from customer	92,167	100,000

	330,601	336,412

9.	TAXES PAYABLE

Taxes payable consists of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Value added tax	6,416,750	3,966,007
Enterprise income tax	1,903,863	1,023,058
Employee withholding taxes	5,035	3,226
Business tax	838	943
City construction tax	1,222	153

	8,327,708	4,993,387

10.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31, 2010	December 31, 2009
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	722,262	700,861
Accumulated other comprehensive income	220,818	177,317

	1,327,291	1,262,389

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through April 2012 for one year. Approximate future minimum lease payments under these leases at December 31, 2010, are as follows:

Year Ending December 31,	US$
2011	187,000
2012	32,000

Total minimum lease payments	219,000

Rent expense for the year ended December 31, 2010 and 2009 was $143,840 and $56,788, respectively.

Rent expense paid to the spouse of the Chief Executive Officer for the years ended December 31, 2010 and 2009 was $10,047 and $27,375, respectively. The company and Chief Executive Officer agreed to terminate the lease agreement by April 30, 2010. The Company received an overpayment of rent of $1,591 from the Chief Executive Officer after the termination agreement was signed.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $188,000 and $124,000 as of December 31, 2010 and 2009, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	SHAREHOLDERS’ EQUITY

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

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares which were sold in the initial public offering (“IPO”). The shares will remain in escrow until the Company files its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (Make-Good Shares) are accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ended December 31, 2010 are less than $.80, the Company shall redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares will be returned to the founders. At December 31, 2010, the earnings per share of the company is $1.09. Thus, the Company does not need to redeem or pro rata such shares. During the period from IPO date to December 31, 2010, there was no such period in which the closing price of the common shares is higher than 2.5 times of the IPO offering. The shares will be returned to the founders 45 days after the Company’s Form 10K for the year ended December 31, 2010 is filed. These shares are included as part of the calculation of the basic and diluted earning per share for all the periods presented in the accompanying consolidated financial statements.

The Company completed its IPO on April 22, 2010 and is listed on Nasdaq Capital Market. On April 22, 2010, the Company sold 1,500,000 common shares at $ 8.00 per share for US$ 12,000,000 before the transaction costs.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

Series A Preferred Shares and Series B Preferred Shares were collectively referred to as the “Preferred Shares”.

Preferred Shares had priority over the common stock “Ordinary Shares”. Certain rights, preferences and privileges of the Preferred Shares are listed below:

The holders of Preferred Shares were entitled to receive noncumulative dividends, when and if declared by the board of directors. Dividends are not mandatory and shall not accrue.

Preferred Shares Series A and B had a liquidation preference of $10 and $10.95074 per share, respectively.

The holders of Preferred Shares were entitled to one vote for each share of common stock the Preferred Shares could be converted to.

Preferred Shares were non-redeemable.

On October 31, 2009 all the Preferred Shares in authorized capital were re-designated as ordinary (common) shares.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	SHAREHOLDERS’ EQUITY (CONTINUED)

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of December 31, 2010, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the years ended December 31, statutory surplus reserve activity was as follows:

	December 31,
	2010 US$	2009 US$

Balance – beginning of year	70,086	64,294
Addition to statutory reserves	2,140	5,792
Balance – end of year	72,226	70,086

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc. (“Hawks”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of December 31, 2010. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at December 31, 2010 for A&S was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	5.94	(1)

Exercise price (USD/share)	10	(2)

Risk free rate	2.01%	(3)

Dividend yield	—	(4)

Expected term/Contractual Life (number of years)	4.33	(5)

Expected volatility	60.3%	(6)

The fair value of the outstanding warrants at December 31, 2010 for Hawks was calculated using the Black Scholes Model with the following assumptions:

Fair value per share (USD/share)	5.94	(1)

Exercise price (USD/share)	9.60	(2)

Risk free rate	2.01%	(3)

Dividend yield	—	(4)

Expected term/Contractual Life (number of years)	4.33	(5)

Expected volatility	60.3%	(6)

(1) Fair Value of Underlying Ordinary Shares

The $5.94 is the close price of the Company on December 31, 2010.

(2) Exercise price

The exercise price of the warrants was determined by the Company’s board of directors.

(3) Risk-free interest rate

Risk-free interest rate was estimated based on the yield to maturity of U.S. Treasury notes with a maturity period close to the term of the warrants.

(4) Dividend yield

Dividend yield of 0% was estimated by management of the Company.

(5) Life to Expiration

Life to expiration was based on contractual term of the warrants.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS (CONTINUED)

(6) Volatility

The volatility of the underlying ordinary shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

The fair value of the each A&S warrant at December 31, 2010 was $2.12. The total fair value of such warrants was $318,109 at December 31, 2010.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The increase in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in statements of operations.

The fair value of each Hawks warrant at December 31, 2010 was $2.18. The total fair value of such warrants was $16,372, which has not been reflected in the Company’s consolidated financial statements due to immateriality. The fair value of the warrants for Hawk at the grant date was $15,000. The increase in fair value of the warrants resulted in a loss of $1,372, which has not been reflected in the Company’s consolidated financial statements due to immateriality.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the years ended December 31, 2010 and 2009.

The tax rate for BTL is 25% in 2009 and 2010.

A reconciliation of income tax expense and the amount computed by applying the statutory income tax rate to the income before income tax provision is as follows:

	Year Ended December 31
	2010	2009
	US$	US$
Tax computed at statutory rate	850,034	531,461
Increase in income taxes resulting from temporary differences	—	—
Permanent differences	—	—

	850,034	531,461

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	RELATED PARTY TRANSACTIONS

At December 31 2009, the amount due to an officer was $3,861 representing expenses paid by an officer of the Company. This amount was repaid in the first six months of 2010.

At December 31 2010, the amount due to an officer was $2,358 representing expenses paid for an officer of the Company. This amount was repaid in the first three months of 2010.

16.	OTHER INCOME

For the year ended December 31, 2010, the Company received approximately $443,000 (3,000,000 RMB) from the local government in China as a reward for the Company successfully going public and listing on a U.S. exchange.

17.	CONCENTRATIONS

Major Customers

For the year ended December 31, 2010, approximately 8% of the Company’s revenues was received from each of two customers. For the year ended December 31, 2009, approximately 7% of the Company’s revenues was received from one customer.

At December 31, 2010 and 2009, receivables from four customers were approximately 12%, 11%, 11%, 9% and 9%, 8%, 8%, 7%, respectively.

Revenues

For the years ended December 31, 2010 and 2009, the Company’s three top selling products accounted, in the aggregate, for approximately 53% and 58%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from China:

	For the years ended December 31,
	2010	2009
Products	US$	US$

Medical Devices	12,084,944	9,426,557
Respiratory and Oxygen Homecare	4,452,003	1,106,800
Technical Service	3,061,513	1,836,603

	19,598,460	12,369,960