Form 10-Q
period 2011-03-31
Dehaier Medical Systems Ltd
filed 2011-05-03
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 4,510,000 Shares.

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

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the condensed consolidated financial statements for the three month period ended March 31, 2011 and accompanying notes included elsewhere in this document.

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

In addition to our branded products, we also serve as a distributor of products designed and manufactured by other companies. We sell products from HEYER (Germany), Welch Allyn (US), eVent (US), IMD (Italy), Timesco (UK), ResMed (Australia) and JMS (Japan).

We sell products primarily to distributors; however, we also sell products directly to hospitals, clinics and government health bureaus. We continually seek to broaden our market reach by introducing new and more advanced products and new product lines that address different end-user populations.

Recent Developments

On April 21, 2011, we announced that our affiliate, Beijing Dehaier Technology Company Limited (“BTL”), signed a strategic cooperation agreement with Taiyo Nippon Sanso Shenwei (Shanghai) Medical Gas Co., Ltd (“Taiyo-Shanghai”) and Beijing Orient Medical Gas Co., Ltd (“Beijing Orient”) to develop oxygen therapy services for the home use market in Beijing. Leveraging the expertise of each company, this agreement incorporates oxygen production, filling, selling and service for home medical oxygen in Beijing. Additionally, Shanghai’s government launched medical insurance to subsidize cost of home oxygen therapy, and we anticipate other cities will pursue similar legislation. If other cities pass similar legislation, we will seek to participate in such programs. In particular, we expect to see increased opportunities in the oxygen therapy service market in Beijing, given Beijing’s advances in health care technology and coverage.

On April 29, 2011, our majority-owned subsidiary, Beijing Dehaier Medical Technology Company Limited (“BDL”), signed a cooperation agreement with Beijing Kanglian Medicines Co, Ltd, to develop, operate and implement a new rural healthcare construction project in Hunan and Anhui provinces. The project is supported by China Development Bank Corp (“CDB”), one of China’s three national policy banks. It is aimed at improving the national healthcare system through the development and upgrade of medical facilities and health centers in nearly 2,900 counties, cities and districts across China. BDL was selected for this project as a result of its broad product portfolio, which includes solutions at a variety of price points, including those that meet the requirements of cost conscious facilities.

We continue to use our broad sales network to introduce additional products from leading international brands into the Chinese market. We plan to enlarge our Customer Experience Center (“CEC”) network penetration across China and implement our home oxygen therapy service program. We believe favorable market conditions will increase market volume and our market expansion strategy will position us for further business growth.

Growth Strategy

The healthcare market in China is poised for significant growth as a result of increasing government investment in improving the quality and availability of healthcare in China to fall more closely in line with healthcare in other developed nations. In addition, Chinese citizens are spending a growing percentage of their personal wealth on health and wellness-related initiatives. We believe that Dehaier is positioned to capitalize the growth of China’s emerging healthcare industry and, more importantly, its nascent medical device and homecare market.

While a favorable market is necessary for sustained growth, the market alone will not be enough to propel Dehaier to the next level of success. We constantly review and refine our business strategies in an effort to capture additional market share, continue building brand equity and expand our business, both domestically and internationally, with the ultimate goal of increasing shareholder value. Our primary strategic foci are currently on:

•

Business growth: Building our brand domestically as both a manufacturer and a trusted partner by leveraging our relationships with healthcare professionals, agents and distributors, to maintain and enlarge our customer resources that ensures business growth, and leveraging the customer resources to expand homecare products sales in the future.

•

Product R&D: Expanding our product portfolio through continuous investment in R&D personnel and hardware. We are focusing on oxygen and respiratory homecare solutions and targeting to introduce four to eight new products this year.

•

Distribution channels: (1) Medical devices: Becoming a well known Chinese distributor by diversifying our base of third party distributed products by expanding relationships with existing partners and establishing partnerships with additional well-regarded international device manufacturers. Developing our key account sales department to participate in new rural healthcare construction projects and other large hospital procurements. (2) Homecare products: Expanding our CEC concept as a marketing tool and homecare products sales platform for both consumers and medical professionals.

•

International market expansion: Expanding into the US and Europe through establishment of distribution agreements, OEM partnerships and direct sales force. Several of our homecare products are currently under review in the US by the Food and Drug Administration (“FDA”) and in Europe by Conformité Européenne (“CE”).

•

Service implementation: Planning to open Dehaier home oxygen therapy service center in the second half of 2011 in Beijing. China’s home oxygen therapy market is fragmented and not yet supported by medical insurance programs in cities other than Shanghai. We believe there are tremendous opportunities and more potential can be triggered in such cities once medical insurance arrives. Moreover, we are targeting to replicate our oxygen therapy service network in other tier 1 and tier 2 cities in China to further solidify our leading market position.

Results of Operations

For the three months ended March 31, 2011 and 2010, our total revenues amounted to approximately $2.95 million and $2.64 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the periods ended March 31, 2011 and 2010 was $0.21 million and $0.52 million, respectively. Such decrease in net income was mainly due to the decrease in gross margin and increase in expenses.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses increased rapidly as a percentage of our total revenues for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increased professional fees, mainly attorney, accounting and consulting fees, by virtue of being a public-traded company since March 26, 2010.

Cost of Revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, depreciation of fixed assets and other expenses associated with the assembly and distribution of product.

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

Results of Operations

As our business grows fast, we are looking forward to having more opportunities in the market. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenues

Our total revenues increased by 11.8% from $2.64 million for the three months ended March 31, 2010 to $2.95 million for the three months ended March 31, 2011. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment; moreover, the increase in sales was mainly attributable to the increases in units sold for three months ended March 31, 2011. We maintained good relationship with our clients in the first quarter of 2011 and that contributed to our revenue growth. In addition, we have further strategic development plan to create cooperation opportunity with government projects, hospitals and continue to expand our Customer Experience Centers (CEC) network in China, which help leading to greater market presence.

Cost of Revenues

Our cost of revenues increased 17.37% from $1.67 million for the three months ended March 31, 2010 to $1.96 million for the three months ended March 31, 2011. Our cost of revenues remained relatively constant in U.S. dollars, thus the gross margin decreased. The increase of registration fee for new homecare products and renewal for existing products and fixed assets depreciation also resulted in the increase of cost.

Operating Expenses

Our operating expenses increased by 89.97% from $0.39 million for the three months ended March 31, 2010 to $0.74 million for the three months ended March 31, 2011. This increase was due to increase in general and administrative and selling expenses, for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses increased by 127.00% from $0.22 million for the three months ended March 31, 2010 to $0.50 million for the three months ended March 31, 2011. This increase was mainly because of three reasons:

•	Market Expansion Expenses. We started to build five additional CECs (Customer Experience Centers) in the reporting period, which require an upfront investment at commencement of construction.

•

Public Company Expense.    After listing on NASDAQ market on April 22, 2010, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance. In order to improve our visibility and exposure on the capital market, we also hired professional employees and retained professional consulting firms.

•	Labor Expenses. Our labor costs increased as we implemented an employee reward policy to strengthen our corporate culture.

We expect that our general and administration expenses will increase in the near period as a result of expansion of business. We anticipate expanding our marketing efforts in order to continue to grow our revenues in China and internationally. Among other strategies to expand our business, we plan to open more CECs. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Expenses—Selling Expense

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased by 41.18% from $0.17 million for the three months ended March 31, 2010 to $0.24 million for the three months ended March 31, 2011, mainly due to an increase in our sales staff to strengthen our distribution network. We also participated in several medical exhibitions in and outside of China to network with existing and new customers.

We expect that our selling expenses in absolute numbers will continue to increase in the near term after our series of new products are introduced in the market. We expect to promote our new products by different advertising methods, such as to participate in domestic and overseas medical exhibitions to show our products to the public and potential purchasers.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $0.30 million in the first three months of 2011, compared to approximately $0.65 million in the same period of 2010. Operating income decreased 55.38%, largely due to the decrease in gross margin and increase in expenses.

Taxation

Our income tax expense was approximately $0.08 million during the first three months of 2011, compared to approximately $0.09 million in the same period of 2010. Our taxable income decreased primarily due to the decrease in gross margin and increase in expenses.

Net Income

As a result of the foregoing, we had net income of approximately $0.21 million in the first three months of 2011, compared to approximately $0.53 million in the same period of 2010. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $0.21 million and $0.52 million in the first quarters of 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations, short-term borrowings and, after completion of our initial public offering, proceeds from that offering. As of March 31, 2011, we had approximately $3.37 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $5,923,386 on December 31, 2010 to $3,372,673 on March 31, 2011. We believe that our currently available working capital of $23,148,929, including cash of $3,372,673, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

Operating Activities

Net cash used in operating activities was $2,113,734 for the three months ended March 31, 2011 as compared to $663,988 net cash provided by operating activities for the same period in 2010. The reasons for this change are as follows:

(i)	Decrease of $324,228 in net income. Our net income decreased primarily due to the decrease in gross margin and increase in expenses for the three months ended March 31, 2011.

(ii)	Increase of $2,884,433 in prepayment. The increase in prepayment is attributable to signing some large new sales contracts in first quarter of 2011, which required us to order and pay for products in advance.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $10,632, compared to net cash used in investing activities of $8,439 for same period of 2010. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 and 2010 were $610,816 and $585,764, respectively. The cash used in financing activities for the three months ended March 31, 2011 and 2010 was attributable to repayment of bank loans.

Capital Expenditures

We made capital expenditures of approximately $8,274 and $4,578 in the first three months ended March 31, 2011 and 2010, respectively, representing 0.28% and 0.17%, of our total revenues, respectively. Our capital expenditures are mainly used to purchase machines for our R&D projects and our assembly line. The capital expenditures may increase in the near term as our business continues to grow and as expand.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended March 31, 2011 and 2010. The tax rate for BTL is 25% for periods ended March 31, 2011 and 2010.

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, warrants liability, stock-based compensation and useful lives of property and equipment. Actual results could differ from those estimates.

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

At March 31, 2011, our accounts receivable aging was as follows:

Total Accounts Receivable	1 to 3 months	3 to 6 months	6 months to 1 year	1 to 2 years
$9,864,974	$2,834,648	$3,965,298	$3,031,761	$33,267

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired, compared with collectability prior to such time. At March 31, 2011 and December 31, 2010, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments

The Company adopted the provisions of ASC Topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock”. ASC Topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC Topic 815 became effective for the Company this period when warrants were issued in connection with the Company’s initial public offering (“IPO”). Such warrants are indexed to the Company’s common shares, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations. The fair value of warrants is $308,583, an increase of $9,526 since the grant date.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of March 31, 2011 and December 31, 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations.

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

As of March 31, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) On March 8, 2011, Dehaier issued 10,000 unregistered common shares to RedChip Companies, Inc. in return for investment relations services provided to Dehaier. No cash was provided for the shares; however, the fair value of the shares on the issuance date was $59,300. This issuance was deemed to be exempt under the Securities Act of 1933 by virtue of Section 4(2) thereof as a transaction not involving any public offering.

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of March 31, 2011, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2010
Product Research and Development	$2,650,333	$2,383,677
Marketing	3,180,399	4,210,786
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	3,421,310

Total	$10,601,331	$10,015,773

Because we have not yet completed any acquisitions, our management determined that it was in the best interest of the company to devote IPO proceeds to continue to grow our business. In particular, we exceeded our anticipated marketing expenditures by $1,030,387 and our anticipated working capital expenditures by $770,977, in part by participating in several international medical device manufacturer fairs. To the extent we are able to engage in acquisitions, we will need to rely on a variety of sources of funding, including but not limited to remaining offering proceeds, operating cash and debt and/or equity financing.

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document
3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Make Good Escrow Agreement (1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.5	Distribution agreement with IMD (1)

10.6	Distribution agreement with Timesco (1)

10.7	Translation of distribution agreement with JMS (1)

10.8	Distribution agreement with ResMed (1)

10.9	Translation of form of independent distributor agreement (1)

10.10	Translation of letter of credit agreement with ICBC (1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu (1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang (1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC (1)

10.18	Mortgage Contract between ICBC and BTL (1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.20	Description of oral loan contract between BTL and BDL (1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule (1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

May 3, 2011	By:	/s/ Ping Chen
Ping Chen Chief Executive Officer (Principal Executive Officer)

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	US$	US$
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,372,673	5,923,386
Accounts receivable-less allowance for doubtful accounts of $88,273 and $87,555 at March 31, 2011 and December 31, 2010, respectively	9,864,974	9,112,077
Other receivables	2,996,716	3,164,423
Prepayment and other current assets	8,185,258	5,300,825
Inventories, net	5,890,334	6,374,363
Tax receivable	3,588,088	3,518,919

Total Current Assets	33,898,043	33,393,993

Property and equipment, net	3,416,457	3,488,947

Total Assets	37,314,500	36,882,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	916,224	1,514,620
Accounts payable	145,935	29,318
Advances from customers	294,437	269,189
Accrued expenses and other current liabilities	313,256	330,601
Tax payable	8,775,326	8,327,708
Warranty obligation	303,936	301,464
Due to officer	—	2,358

Total Current Liabilities	10,749,114	10,775,258

OTHER LIABILITIES
Warrants liability	308,583	318,109

Total Liabilities	11,057,697	11,093,367

Commitments and Contingency
Shareholders’ equity
Common stock, $0.002731 par value, 18,307,038 shares authorized, 4,510,000 and 4,500,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	12,317	12,290
Additional paid in capital	13,196,358	13,137,085
Retained earnings	10,043,866	9,838,452
Accumulated other comprehensive income	1,661,735	1,474,455
Total Dehaier Medical Systems Limited shareholders’ equity	24,914,276	24,462,282
Non-controlling interest	1,342,527	1,327,291

Total shareholders’ equity	26,256,803	25,789,573

Total liabilities and shareholders’ equity	37,314,500	36,882,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2011	2010
	US$	US$
Revenue	2,952,706	2,641,089

Costs of revenue	(1,955,247)	(1,666,718)

Gross profit	997,459	974,371
Service income	84,833	93,067
Service expenses	(40,697)	(28,021)
General and administrative expense	(503,526)	(223,385)
Selling expense	(239,701)	(167,851)

Operating Income	298,368	648,181

Financial expenses (including interest expense of $16,177 and $18,828 at March 31, 2011 and December 31, 2010, respectively)	(15,613)	(19,326)
Change in fair value of warrants liability	9,526	—

Income before provision for income taxes and non-controlling interest	292,281	628,855

Provision for income tax	(82,537)	(94,883)

Net income	209,744	533,972

Non-Controlling interest in income	(4,330)	(13,761)

Net income attributable to Dehaier Medical Systems Limited	205,414	520,211

Earnings per share
-Basic	0.05	0.17
-Diluted	0.04	0.17

Weighted average number of common shares used in computation
-Basic	4,502,667	3,000,000
-Diluted	4,660,167	3,000,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2011	2010
	US$	US$
Cash flows from operating activities

Net income	209,744	533,972
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	59,300	—
Depreciation and amortization	109,373	85,750
Change in fair value of warrants liability	(9,526)	—
Changes in assets and liabilities:
Increase in accounts receivable	(752,897)	(247,601)
(Increase) Decrease in prepayments and other current assets	(2,884,433)	298,932
Decrease (Increase) in other receivables	167,707	(125,708)
Decrease (Increase) in inventories	484,029	(78,717)
Increase in tax receivable	(69,169)	(184,590)
Increase (Decrease) in accounts payable	116,617	(29,537)
Increase (Decrease) in advances from customers	25,248	(9,298)
(Decrease) Increase in accrued expenses and other current liabilities	(17,345)	38,611
Increase in tax payable	447,618	382,174

Net cash provided by (used in) operating activities	(2,113,734)	663,988

Cash flows from investing activities
Capital expenditures and other additions	(8,274)	(4,578)
Advances to related parties	(2,358)	(3,861)

Net cash used in investing activities	(10,632)	(8,439)

Cash flows from financing activities
Repayment of bank loan	(610,816)	(585,764)

Net cash used in financing activities	(610,816)	(585,764)

Effect of exchange rate fluctuations on cash and cash equivalents	184,469	1,427

Net (decrease) increase in cash and cash equivalents	(2,550,713)	71,212

Cash and cash equivalents at beginning of period	5,923,386	1,151,721

Cash and cash equivalents at end of period	3,372,673	1,222,933

Supplemental cash flow information
Income tax paid	4,583	1,616
Interest paid	16,177	18,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Dehaier Medical Systems Limited (“Dehaier”) was incorporated in the British Virgin Islands in 2003 as a limited liability company. Dehaier distributes and provides after-sale services for medical equipment in China mainly through its majority-owned subsidiary Beijing Dehaier Medical Technology Co. Limited (“BDL”) and its affiliate Beijing Dehaier Technology Limited (“BTL”). On October 23, 2003, Dehaier established a wholly-owned subsidiary in Hong Kong, De-haier Medical System (Hong Kong) Limited (“DHK”) (collectively, the “Company”). Both BDL and BTL were incorporated in the People’s Republic of China (“PRC”). The Company distributes branded, proprietary medical equipment, such as sleep apnea machines, patient monitors, air compressors, and oxygen generators; moreover, standard product registration, product certification and quality management system have been established in the Company. ISO13485 industry standard has also already been passed. It also has the distribution rights for a number of international medical equipment suppliers for products including anesthesia equipment, patient monitors, mobile C-arm X-ray machines and other medical equipment accessories.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 7, 2011 (the “Annual Report”).

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity, and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its condensed consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share (see Note 9). Because the Chief Executive Officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the variable interest entity at the amounts at which they were carried in the accounts of the reporting entity that controls the variable interest entity pursuant to FASB ASC 810-10.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation-Continued

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the Chief Executive Officer's interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a variable interest entity because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses.

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31, 2011	December 31, 2010
	US$	US$
Total current assets	383,040	497,732
Total assets	1,434,632	1,562,554
Total current liabilities	92,105	235,263
Total liabilities	92,105	235,263

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company's condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, inventory obsolescence, warranty obligation, warrants liability, stock-based compensation and useful lives of property and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that an allowance of $88,273 and $87,555 was required at March 31, 2011 and December 31, 2010, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, will often pay advance payments to suppliers for unassembled parts, or receive advance payments from customers. Advances to suppliers were $7,410,756 and $4,515,737 at March 31, 2011 and December 31, 2010, respectively, which were included in prepayment and other current assets. Advances from customers were $294,437 and $269,189 as of March 31, 2011 and December 31, 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company's initial public offering. Such warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the statement of operations (see Note 9).

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, as level 2 inputs, and recorded the change in earnings. As a result, the derivative liability is carried on the balance sheet at its fair value (see note 10).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $49,256 and $48,855 for March 31, 2011 and December 31, 2010, respectively, and the provision is included in the operating expenses in the condensed consolidated statements of operations.

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

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership has passed);

•	The sales price is fixed or determinable; and

•	Collectibility is reasonably assured.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition-Continued

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

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and DHK are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of operations. The foreign currency accounts of DHK, BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity in non-controlling interest.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $303,936 and $301,464 at March 31, 2011 and December 31, 2010, respectively. Warranty expense for the three months ended March 31, 2011 and 2010 was $29,527 and $25,020, respectively.

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

The following table sets forth computation of basic and diluted weighted average share information:

	For the three months ended March 31,
	2011	2010
Weighted average number of common shares outstanding	4,502,667	3,000,000
Dilutive effect of warrants	157,500	—

Weighted average number of common shares outstanding, assuming dilution	4,660,167	3,000,000

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the condensed consolidated statements of operations.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010 respectively, the Company was not required to record any deferred tax assets or liabilities.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company is awaiting resolution of certain complex tax issues and has not yet filed its previous years’ Value Added Tax (“VAT”) returns for some of its customers. However, all the potential VAT liabilities on these VAT returns were accrued and included in the accompanying condensed consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of March 31, 2011 and December 31, 2010 respectively, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the three months ended March 31, 2011 and 2010 respectively, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2008 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Advances to suppliers	859,725	1,071,101
Prepayment for equipment purchase	6,551,031	3,444,636
Other prepaid expenses	774,502	785,088

	8,185,258	5,300,825

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Buildings	1,299,541	1,288,972
Land use rights	296,857	294,442
Plant and machinery	2,811,840	2,782,706
Automobiles	42,241	41,897
Office and computer equipment	393,559	388,416

	4,844,038	4,796,433
Less: Accumulated depreciation and amortization	(1,427,581)	(1,307,486)

Property and equipment, net	3,416,457	3,488,947

At March 31, 2011 and December 31, 2010, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB6,000,000 (US$916,224), RMB10,000,000 (US$1,514,620), respectively (see Note 6).

Depreciation and amortization expense was $109,373 and $85,750, for the three months ended March 31, 2011 and 2010, respectively.

Land Use Rights

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	TAX RECEIVABLE

Tax receivable consists of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Value added tax receivable	3,588,088	3,518,919

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

The tax receivable as of March 31, 2011 and December 31, 2010 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

6.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 (USD1,574,620 at December 31, 2010) with a commercial bank in the PRC to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the three months ended March 31, 2011 and 2010 were 5.84% and 5.58%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 4) and guaranteed by BDL and an officer of the Company.

7.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31, 2011	December 31, 2010
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	726,592	722,262
Accumulated other comprehensive income	231,724	220,818

	1,342,527	1,327,291

8.	SHAREHOLDERS’ EQUITY

On March 8, 2011, the Company issued 10,000 shares of its restricted common shares to a former investors relation firm pursuant to an agreement. The total fair value of the common shares issued was $59,300.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCY

Common Shares

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares which were sold in the initial public offering (“IPO”). The shares would remain in escrow until the Company filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (Make-Good Shares) are accounted for as an element in the IPO and the Company will not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ended December 31, 2010 were less than $.80, the Company would redeem, pro rata, such shares. Alternatively, if the closing price of the common shares is equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares will be returned to the founders. At December 31, 2010, the earnings per share of the company is $1.09. Thus, the Company does not need to redeem or pro rata such shares. During the period from IPO date to December 31, 2010, there was no day on which the closing price of the common shares was higher than 2.5 times of the IPO offering. The shares would be returned to the founders 45 days after the Company’s Form 10-K for the year ended December 31, 2010 was filed. At March 31, 2011, the return of these shares was in progress and these shares are included as part of the calculation of the basic and diluted earning per share for all the periods presented in the accompanying condensed consolidated financial statements.

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012. Approximate future minimum lease payments under these leases at March 31, 2011, are as follows:

Future payment for the twelve months ending March 31, 2011	US$
2011	167,000
2012	2,000

Total minimum lease payments	169,000

Rent expense for the three months ended March 31, 2011 and 2010 was $17,279 and $13,290, respectively.

Rent expense paid to the spouse of the Chief Executive Officer for the three months ended March 31, 2011 and 2010 was $0 and $7,472, respectively.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	COMMITMENTS AND CONTINGENCY (CONTINUED)

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $226,000 and $188,000 as of March 31, 2011 and December 31, 2010, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

10.	WARRANTS LIABILITY

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc. (“Hawk”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of March 31, 2011. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawk have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at March 31, 2011 for A&S was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share (USD/share)	5.23	(1)
Exercise price (USD/share)	10	(2)
Risk free rate	2.24%	(3)
Dividend yield	—	(4)
Expected term/Contractual Life (number of years)	4.06	(5)
Expected volatility	71.08%	(6)

The fair value of the outstanding warrants at March 31, 2011 for Hawk was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share (USD/share)	5.23	(1)
Exercise price (USD/share)	9.60	(2)
Risk free rate	2.24%	(3)
Dividend yield	—	(4)
Expected term/Contractual Life (number of years)	4.06	(5)
Expected volatility	71.08%	(6)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011.

	Carrying Value at March 31, 2011	Fair Value Measurement at March 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$308,583	$—	$308,583	$—

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	WARRANTS LIABILITY (CONTINUED)

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant observable inputs (Level 2) as of March 31, 2011:

Beginning balance at December 31, 2010	$318,109
Warrants issued for the three months ended March 31, 2011	—
Fair value change of the issued warrants included in earnings	(9,526)

Ending balance at March 31, 2011	$308,583

(1) Fair Value of Underlying Ordinary Shares

The $5.23 is the close price of the Company on March 31, 2011.

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

The fair value of the each A&S warrant at March 31, 2011 was $2.06. The total fair value of such warrants was $308,583 at March 31, 2011.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in statements of operations.

The fair value of each Hawk warrant at March 31, 2011 was $2.11. The total fair value of such warrants was $15,806, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality. The fair value of the warrants for Hawk was $15,000 at the grant date. The decrease in fair value of the warrants resulted in a gain of $806, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	STATUTORY SURPLUS RESERVES

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of March 31, 2011, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the three months ended March 31, statutory surplus reserve activity was as follows:

For the three months ended March 31, 2011
US$
Balance at December 31, 2010	72,226
Addition to statutory reserves	433

Balance at March 31, 2011	72,659

12.	INCOME TAXES

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	INCOME TAXES (CONTINUED)

PRC

PRC enterprise income tax is calculated based on the Enterprise Income Tax Law (the “EIT Law”). Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises.

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the three months ended March 31, 2011 and 2010.

The tax rate for BTL is 25% in 2010 and 2011.

13.	CONCENTRATIONS

Major Customers

For the three months ended March 31, 2011 and 2010, approximately 18% and 17% of the Company’s revenues was received from one customer.

At March 31, 2011 and 2010, receivables from four customers were approximately 12%, 11%, 11%, 10% and 9%, 8%, 8%, 7%, respectively.

Revenues

For the three months ended March 31, 2011 and 2010, the Company’s three top selling products accounted, in the aggregate, for approximately 90% and 61%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from operations in the PRC:

	For the three months ended March 31,
	2011	2010
	US$	US$
Products
Medical Devices	2,634,060	1,864,222
Respiratory and Oxygen Homecare	209,005	365,755
Technical Service	109,641	411,112

	2,952,706	2,641,089

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	SUBSEQUENT EVENTS

In April 2011, BTL signed strategic cooperation agreements with Taiyo Nippon Sanso Shenwei (Shanghai) Medical Gas Co., Ltd (“Taiyo-Shanghai”) and Beijing Orient Medical Gas Co., Ltd (“Beijing Orient”) to develop oxygen therapy services for the home use market in Beijing. Leveraging the expertise of each company, these agreements include oxygen production, oxygen filling, selling and providing home service for medical oxygen in Beijing.

On April 29, 2011, BDL signed a cooperation agreement with Beijing Kanglian Medicines Co, Ltd, to develop, operate and implement a new rural healthcare construction project in Hunan and Anhui provinces. This project is supported by China Development Bank Corp (“CDB”), one of China’s three national policy banks. It is aimed at improving the national healthcare system through the development and upgrade of medical facilities and health centers in nearly 2,900 counties, cities and districts across China. BDL was selected for this project as a result of its broad product portfolio, which includes solutions at a variety of price points, including those that meet the requirements of cost conscious facilities.