Form 10-Q
period 2011-06-30
Dehaier Medical Systems Ltd
filed 2011-08-11
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the three and six month periods ended June 30, 2011

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

+86 (10) 5166 0080
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the condensed consolidated financial statements for the six and three month periods ended June 30, 2011 and accompanying notes included elsewhere in this document.

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

In addition to our branded products, we also serve as a distributor of products designed and manufactured by other companies. We broaden product portfolio through distribution agreements with international manufacturers. Our distributed offerings are mainly conventional equipments used in the operating room, intensive care unit (“ICU”) and emergency room.

We sell products primarily to distributors; however, we also sell products directly to hospitals, clinics and government health bureaus. We continually seek to broaden our market reach by introducing new and more advanced products and new product lines that address different end-user populations.

Major Highlights

Business Development:

●
In June 2011, we signed a medical equipment supply agreement with Hospital 301, a well-known hospital located in Beijing, China. We will provide them with medical equipment valued at approximately US$1.32 million. We will continue to develop and maintain close working relationships with hospitals across China.

●
In July 2011, we opened the first oxygen filling facility and first service center for home oxygen therapy in Haidian District, Beijing, China. Meanwhile, we opened a customer experience center (“CEC”) in Shanghai in cooperation with Taiyo-Shanghai. We seek to cross-sell our branded products to the 50,000 existing clients of Taiyo-Shanghai.

●
In May 2011, we signed a cooperation agreement with Beijing Kanglian Medicines Co, Ltd to develop, operate and implement a new rural healthcare project in Hunan and Anhui provinces. The project is supported by China Development Bank Corp, one of China’s three national policy banks. During the reporting period, we have signed several letters of intent for procurement projects under this cooperation agreement.

●	In June, 2011, our international department has engaged distributors in Taiwan for our CPAP devices, which marks our first distribution authorization outside the PRC.

Intellectual Property Rights:

●
On June 8, 2011, we were granted three new patents by the State Intellectual Property Office of the PRC (“SIPO”). The patents cover the design of our sleep diagnostic products, CPAP products and medical-grade air compressors. We will continue to strengthen our R&D capabilities and plan to continue to build our intellectual property portfolio.

Research & Development:

●
On July 8, 2011, Dr. Xiaoqing Wang joined our management team as our new Chief Technology Officer. Dr. Wang is planning to develop second-generation oxygen concentrators and second-generation PAP ventilators. We believe that Dr. Wang’s contributions will benefit our homecare products development and innovations.

Growth strategies:

●
Building our brand domestically as both a distributor and a trusted partner by leveraging our relationships with healthcare professionals, agents and other distributors, maintaining and enlarging our customer base, and promoting business growth.

●	Through our customer sharing database and other tools, we are creating cross-selling opportunities for our homecare products, while providing oxygen delivery through the service platform.

●
Distribution channels: (1) medical devices: becoming a well known Chinese distributor by diversifying our base of third party distributed products; (2) homecare solutions: expanding our homecare products sales platform, marketing our oxygen therapy service business through sharing customer sources with the homecare products sales platform, which we expect will provide us with increasing cross-selling opportunities.

●	Expanding our product portfolio through continuous investment in R&D personnel and hardware. Seeking to provide customers with an all-in-one solution to meet customers’ individual needs.

●
Expanding into the U.S. and Europe through establishment of distribution agreements, OEM partnerships, direct sales force and e-commerce platform. We will also build brand equity and actively participate in industry events. We are preparing applications for FDA and CE approvals for several of our homecare products. None of these products has been approved by the FDA or CE, and we have no guarantee that our applications will be approved.

Results of Operations

For the six and three months ended June 30, 2011, our total revenues amounted to approximately $10.67 million and $7.71 million, respectively, compared to $7.47 million and $4.83 million for the six and three months ended June 30, 2010, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the six and three months ended June 30, 2011 was approximately $1.94 million and $1.74 million, respectively, compared to $1.67 million and $1.14 million for the six and three months ended June 30, 2010. Such increase in net income was mainly due to increase in sales.

Revenues

Our total revenues are derived from products we provide in our three product lines, (i) medical devices, (ii) respiratory and oxygen homecare products, and (iii) technical service products. We currently operate in one business segment for all of the products we distribute.

Medical Devices – Our Branded and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, patient monitors and general hospital products. Our medical device line is our largest product line and has the most extensive market penetration of our three product lines. We anticipate that we will continue to experience revenue growth in our medical devices line as we further penetrate the market through the development and introduction of new advanced product offerings and the participation of favorable government policies.

Respiratory and Oxygen Homecare Products – Our Branded and Distributed Products

We derive revenues in our respiratory and oxygen homecare line from sales of oxygen concentrators, CPAP devices, portable sleep diagnostics and rhinitis hyperthermia devices. We anticipate that, on a percentage basis, net revenues in our respiratory and oxygen homecare product line will increase more rapidly than total net revenues in the near term, as we introduce new and more advanced products in this product line. We expect to increase our market penetration in the respiratory and oxygen homecare market, both in China and internationally, through the use of distributors as well as through our direct sales platform. Also, we expect that our business in distributing oxygen therapy to patients will begin to contribute to our revenue in the future.

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

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

•	global economic conditions;

•	the changes in China’s macro-economic environment and healthcare-related government strategies and policies;

•	the level of acceptance of our products among hospitals and other healthcare facilities;

•	our ability to attract and retain distributors, key customers and direct sales force;

•	new product introductions by us and our competitors;

•	our ability to price our products at levels that provide favorable margins; and

•	continuous investment in research and development activities.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses increased as a percentage of our total revenues for the six and three months ended June 30, 2011 compared to the same period in 2010 primarily due to increased professional fees, mainly investor relationship, attorney, accounting and consulting fees, by virtue of being a publicly traded company since March 26, 2010.

Cost of Revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, depreciation of fixed assets and other expenses associated with the assembly and distribution of products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including investor relationship, legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we incur costs related to the anticipated growth of our business. In addition, we expect to incur additional general and administrative expenses associated with being a public company.

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

Results of Operations

As our business grows quickly, we are looking forward to having more opportunities in the market. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010.

Revenues

Our total revenues increased by 42.7% from $7.47 million for the six months ended June 30, 2010 to $10.67 million for the six months ended June 30, 2011. The increase in revenues was due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment; moreover, the increase in sales was mainly attributable to the increases in units sold for the six months ended June 30, 2011. We maintained good relationships with our clients in the first half-year of 2011, and that contributed to our revenue growth. In addition, we have further strategic development plans to create cooperation opportunities with government projects and hospitals. We also continued to expand our homecare oxygen business in China, which promoted a greater market presence for our company and products.

Cost of Revenues

Our cost of revenues increased 49.1% from $4.58 million for the six months ended June 30, 2010 to $6.83 million for the six months ended June 30, 2011. The cost of medical components and parts are the major cause for the increase of cost of revenues. Also, we were selected to participate in several government projects, and these projects purchased products with relatively higher product costs.

Operating Expenses

Our operating expenses increased by 70.5% from $1.00 million for the six months ended June 30, 2010 to $1.71 million for the six months ended June 30, 2011. This increase was due to an increase in general and administrative and selling expenses, for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administrative expenses increased by 95.26% from $0.52 million for the six months ended June 30, 2010 to $1.02 million for the six months ended June 30, 2011. This increase was mainly due to three factors:

•
Public Company Expense. After listing on NASDAQ market on April 22, 2010, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance. In order to improve our visibility and exposure on the capital market, we also hired professional employees and retained professional consulting firms.

•
Research & Development Expense. The Company has been involved in the research and development activities for sleep and respiratory products. In 2011, these research and development activities moved to the clinic test stage, which increased R&D expenses.

•	Labor Expenses. Our labor costs increased as we implemented an employee reward policy to strengthen our corporate culture.

We expect that our general and administration expenses will increase in the near future. First, we expect our expenses to increase as our business expands. Second, we anticipate continued spending in the research and development of sleep and respiratory and other related products. Third, as a listed company, we will need to continue working closely with our attorneys, our auditor and our investor relationship company in the future.

Operating Expenses—Selling Expense

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased by 43.84% from $0.48 million for the six months ended June 30, 2010 to $0.69 million for the six months ended June 30, 2011, mainly due to an increase in our sales staff to strengthen our distribution network. We also participated in several medical exhibitions in and outside of China to network with existing and new customers.

We expect that our selling expenses in absolute numbers will continue to increase in the near term after our series of new products are introduced in the market. We expect to promote our new products by different advertising methods, such as participation in domestic and overseas medical exhibitions to show our products to the public and potential purchasers. Also, among other strategies to expand our business, we plan to open more CECs. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $2.22 million in the first half year of 2011, compared to approximately $2.00 million in the same period of 2010. Operating income increased 10.94%, mainly due to the increase in sales.

Taxation

Our income tax expense was approximately $0.40 million during the six months of 2011, compared to approximately $0.30 million in the same period of 2010. Our tax expense increased primarily due to the increase in taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.95 million in the six months of 2011, compared to approximately $1.67 million in the same period of 2010. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.94 million and $1.66 million in the first half year of 2011 and 2010, respectively.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Revenues

Our total revenues increased by 59.66% from $4.83 million for the three months ended June 30, 2010 to $7.71 million for the three months ended June 30, 2011. As mentioned before, we have worked on government projects that produced nearly $2.60 million in revenue during the three months ended June 30, 2011. The increase in revenues was also due to the increased acceptance of our products among hospitals and other healthcare facilities as many of our end users such as hospitals became repeat customers when they needed new medical equipment. In addition, we maintained good relationship with our clients in the second quarter of 2011 and that contributed to our revenue growth. Finally, we continued to expand our Customer Experience Centers (CEC) network in China, which helped create greater market presence.

Cost of Revenues

Our cost of revenues increased 67.33% from $2.91 million for the three months ended June 30, 2010 to $4.87 million for the three months ended June 30, 2011. The cost of medical components and parts are the major cause for the increase of cost of revenues. Also, we were selected to participate in several government projects, and these projects purchased products with relatively higher product costs.

Operating Expenses

Our operating expenses increased by 58.08% from $0.61 million for the three months ended June 30, 2010 to $0.96 million for the three months ended June 30, 2011. This increase was due to an increase in general and administrative and selling expenses, for the reasons described below.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development and the registration of foreign exchange certificate.

Our general and administration expenses increased by 72.59% from $0.30 million for the three months ended June 30, 2010 to $0.51 million for the three months ended June 30, 2011. This increase was mainly due to the following factors:

•
Public Company Expense. After listing on NASDAQ market on April 22, 2010, we incurred implementation expenses for Sarbanes-Oxley Section 404 compliance. In order to improve our visibility and exposure on the capital market, we also hired professional employees and retained professional consulting firms.

•
Research & Development Expense. The company has been involved in the research and development activities for sleep and respiratory products. In 2011, these research and development activities moved to the clinic test stage, which increased R&D expenses.

•	Labor Expenses. Our labor costs increased as we implemented an employee reward policy to strengthen our corporate culture.

We expect that our general and administration expenses will increase in the near future. First, we expect our expenses to increase as our business expands. Second, we anticipate continued spending in the research and development of sleep and respiratory and other related products. Third, as a listed company, we will need to continue working closely with our attorneys, our auditor and our investor relationship company in the future.

Operating Expenses—Selling Expense

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions and costs associated with advertising and other marketing activities. Our selling expenses increased by 44.4% from $0.31 million for the three months ended June 30, 2010 to $0.45 million for the three months ended June 30, 2011, mainly due to an increase in our sales staff to strengthen our distribution network. We also participated in several medical exhibitions in and outside of China to network with existing and new customers.

We expect that our selling expenses in absolute numbers will continue to increase in the near term after our series of new products are introduced in the market. We expect to promote our new products by different advertising methods, such as participation in domestic and overseas medical exhibitions to show our products to the public and potential purchasers. Also, among other strategies to expand our business, we plan to open more CECs. These CECs give our potential customers an opportunity to experience our products first-hand in an environment that is similar to the environment in which they will use the products, whether that is a home or healthcare facility.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $1.93 million in the second quarter of 2011, compared to approximately $1.36 million in the same period of 2010. Operating income increased 41.97%, mainly due to the increase in sales.

Taxation

Our income tax expense was approximately $0.31 million during the three months ended June 30, 2011, compared to approximately $0.20 million in the same period of 2010. Our tax expense increased primarily due to the increase in taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.74 million in the three months ended June 30, 2011, compared to approximately $1.14 million in the same period of 2010. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.74 million and $1.14 million in the second quarter of 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations, short-term borrowings and, after completion of our initial public offering, proceeds from that offering. As of June 30, 2011, we had approximately $3.01 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $5,923,386 on December 31, 2010 to $3,008,023 on June 30, 2011. We believe that our currently available working capital of $25,101,586, including cash of $3,008,023, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months.

Operating Activities

Net cash used in operating activities was $3,356,331 for the six months ended June 30, 2011 as compared to $4,622,473 net cash used in operating activities for the same period in 2010. The reasons for this change are as follows:

(i)	Increase of $279,520 in net income. Our net income increased primarily due to the increase in sales for the six months ended June 30, 2011.
(ii)	Decrease of $1,268,947 in other receivables. The decrease in other receivables is attributable to the better aging management, which enhanced the collection of other receivables.
(iii)	Decrease of $933,742 in inventories. The decrease of inventories is mainly because of better inventory management that speeds up the inventory turnover.

Our prepayment has increased for the past two quarters in 2011 largely because we have signed several large sales contracts, especially a government project. We have needed to make prepayments to our suppliers to ensure that we are able to timely perform under these contracts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $64,660, compared to net cash used in investing activities of $98,258 for the same period of 2010. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2011 and 2010 were $9,076 and $9,944,207. The cash provided by financing activities for the six months ended June 30, 2011 and was attributable to bank loan proceeds and repayment. The cash proceed provided by financing activities for the six months ended June 30, 2010 was attributable to proceeds from the issuance of common shares in our initial public offering.

Capital Expenditures

We made capital expenditures of approximately $62,302 and $94,397 in the six months ended June 30, 2011 and 2010, respectively, representing 0.58% and 1.26%, of our total revenues, respectively. Our capital expenditures were mainly used to purchase machines for our R&D projects and our assembly line. The capital expenditures may increase in the near term as our business continues to grow and expand.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended June 30, 2011 and 2010. The tax rate for BTL is 25% for periods ended June 30, 2011 and 2010.

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

Critical Accounting Policies

Presentation in Accordance with US GAAP

We prepared our accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). These accounting principles require us to make judgments, estimates and assumptions on the reported amounts of assets and liabilities at the end of each fiscal period, and the reported amounts of revenues and expenses during each fiscal period. We continually evaluate these judgments and estimates based on our own historical experience, knowledge and assessment of current business and other conditions, our expectations regarding the future based on available information and assumptions that we believe to be reasonable.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, BDL (its majority-owned subsidiary), DHK (its wholly-owned subsidiary) and BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity (“VIE”), and BDL is the primary beneficiary. BTL owns a building, which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its condensed consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the chief executive officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the VIE at the amounts at which they were carried in the accounts of the reporting entity that controls the VIE.

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the Chief Executive Officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a VIE because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses. Management makes ongoing reassessments of whether BDL is the primary beneficiary of BTL.

The accounts of BTL are consolidated in the accompanying financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” As a VIE, BTL’s revenues are included in the Company’s service income, and its income from operations is consolidated with the Company’s. Because of the arrangements, the Company had a pecuniary interest in BTL that requires consolidation of the Company’s and BTL’s financial statements.

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

Receivables are considered past due after 3 years and written off. Management has determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired, compared with collectability prior to such time. At June 30, 2011 and December 31, 2010, an allowance for doubtful accounts has been provided based on historical experience and management’s analysis of performance and current aging of accounts receivable. Based on this analysis, management believes that its historical bad debt rates and long-term accounts receivable (over one year) are relatively low and that, as a result, the allowance for doubtful accounts is adequate.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC 820-10, “Fair Value Measurements and Disclosures,” which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and nonfinancial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows) and the cost approach (cost to replace the service capacity of an asset or replacement cost). For purposes of ASC 820-10-15, nonfinancial assets and nonfinancial liabilities would include all assets and liabilities other than those meeting the definition of a financial asset or financial liability as defined in ASC 820-10-15-15-1A.

The Company adopted the provisions of ASC Topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is indexed to an Entity’s Own Stock.” ASC Topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC Topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering (“IPO”).  Such warrants are indexed to the Company’s common shares, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of each of June 30, 2011 and December 31, 2010, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of each of June 30, 2011 and December 31, 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During each of the six months ended June 30, 2011 and 2010, the Company did not incur any interest or penalties.

Income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company maintains a system of controls and procedures designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of June 30, 2011, our company carried out an evaluation, under the supervision of and with the participation of management, including our company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and chief financial officer concluded that our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective in timely alerting them to information required to be included in our company’s periodic Securities and Exchange Commission filings.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.      Risk Factors

Not applicable.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of June 30, 2011, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through June 30, 2011
Product Research and Development	$2,650,333	$2,383,677
Marketing	3,180,399	4,374,417
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	3,421,310
Total	$10,601,331	$10,179,404

Because we have not yet completed any acquisitions, our management determined that it was in the best interest of the Company to devote IPO proceeds to continue to grow our business. In particular, we exceeded our anticipated marketing expenditures by $1,194,018 and our anticipated working capital expenditures by $770,977, in part by participating in several international medical device manufacturer fairs. To the extent we are able to engage in acquisitions, we will need to rely on a variety of sources of funding, including but not limited to remaining offering proceeds, operating cash and debt and/or equity financing.

(c) None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

None.

Item 6.     Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Make Good Escrow Agreement (1)

10.3	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.4	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.5	Distribution agreement with IMD (1)

10.6	Distribution agreement with Timesco (1)

10.7	Translation of distribution agreement with JMS (1)

10.8	Distribution agreement with ResMed (1)

10.9	Translation of form of independent distributor agreement (1)

10.10	Translation of letter of credit agreement with ICBC (1)

10.11	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.12	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.13	Translation of Executive Officer Employment Agreement for Zheng Liu (1)

10.14	Translation of Executive Officer Employment Agreement for Yong Wang (1)

10.15	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.16	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.17	Translation of Guarantee Contract between Ping Chen and ICBC (1)

10.18	Mortgage Contract between ICBC and BTL (1)

10.19	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.20	Description of oral loan contract between BTL and BDL (1)

10.21	Translation of approval dated November 17, 2009 to change ICBC loan repayment schedule (1)

10.22	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

10.23	Translation of approval dated March 18, 2010 to change ICBC loan repayment schedule (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)   Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on June 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

August 11, 2011	By:	/s/ Ping Chen
Ping Chen
Chief Executive Officer
(Principal Executive Officer)

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
（UNAUDITED）

	June 30,	December 31,
	2011	2010
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,008,023	5,923,386
Accounts receivable-less allowance for doubtful accounts of $89,437 and $87,555 at June 30, 2011 and December 31, 2010, respectively	12,563,346	9,112,077
Other receivables	3,161,613	3,164,423
Prepayment and other current assets	9,541,584	5,300,825
Inventories, net	6,278,064	6,374,363
Tax receivable	4,430,861	3,518,919
Total Current Assets	38,983,491	33,393,993

Property and equipment, net	3,404,639	3,488,947
Total Assets	42,388,130	36,882,940

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,547,170	1,514,620
Accounts payable	1,183,200	29,318
Advances from customers	152,969	269,189
Accrued expenses and other current liabilities	340,103	330,601
Tax payable	10,350,520	8,327,708
Warranty obligation	307,943	301,464
Due to officer	-	2,358
Total Current Liabilities	13,881,905	10,775,258

OTHER LIABILITIES
Warrants liability	168,242	318,109
Total Liabilities	14,050,147	11,093,367
Commitments and Contingency
Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,510,000 and 4,500,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	12,317	12,290
Additional paid in capital	13,196,357	13,137,085
Retained earnings	11,781,943	9,838,452
Accumulated other comprehensive income	1,985,830	1,474,455
Total Dehaier Medical Systems Limited shareholders’ equity	26,976,447	24,462,282
Non-controlling interest	1,361,536	1,327,291
Total equity	28,337,983	25,789,573
Total liabilities and equity	42,388,130	36,882,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Revenue	10,665,490	7,471,951	7,712,784	4,830,862

Costs of revenue	(6,826,494)	(4,577,795)	(4,871,247)	(2,911,077)

Gross profit	3,838,996	2,894,156	2,841,537	1,919,785
Service income	156,428	181,506	71,595	88,439
Service expenses	(61,372)	(68,346)	(20,675)	(40,325)
General and administrative expense	(1,016,167)	(520,409)	(512,641)	(297,024)
Selling expense	(694,493)	(482,810)	(454,792)	(314,959)

Operating income	2,223,392	2,004,097	1,925,024	1,355,916

Financial expenses (including interest expense of $26,993, $26,728, $10,816 and $7,900 for the six and three months ended June 30, 2011 and 2010, respectively)	(27,472)	(54,686)	(11,859)	(35,360)
Change in fair value of warrants liability	149,867	18,394	140,341	18,394

Income before provision for income taxes and non-controlling interest	2,345,787	1,967,805	2,053,506	1,338,950

Provision for income tax	(396,642)	(298,180)	(314,105)	(203,297)

Net income	1,949,145	1,669,625	1,739,401	1,135,653

Non-controlling interest in (income) loss	(5,654)	(9,991)	(1,324)	3,770

Net income attributable to Dehaier Medical Systems Limited	1,943,491	1,659,634	1,738,077	1,139,423

Net income	1,949,145	1,669,625	1,739,401	1,135,653

Other comprehensive income
Foreign currency translation adjustments	511,375	127,158	324,095	125,522

Comprehensive income	2,460,520	1,796,783	2,063,496	1,261,175
Comprehensive income attributable to the non-controlling interest	(28,591)	(8,546)	(17,685)	(8,335)

Comprehensive income attributable to Dehaier Medical Systems Limited	2,431,929	1,788,237	2,045,811	1,252,840

Earnings per share
-Basic	0.43	0.46	0.39	0.27
-Diluted	0.43	0.46	0.39	0.27

Weighted average number of common shares used in computation
-Basic	4,506,354	3,575,000	4,510,000	4,150,000
-Diluted	4,506,354	3,632,500	4,510,000	4,265,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30,
	2011	2010
	US$	US$
Cash flows from operating activities

Net income	1,949,145	1,669,625
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation expense	59,300	-
Depreciation and amortization	219,976	172,314
Change in fair value of warrants liability	(149,867)	(18,394)
Recovery of doubtful accounts	-	(25,680)
Recovery of inventory obsolescence	-	(1,922)
Changes in assets and liabilities:
Increase in accounts receivable	(3,451,269)	(1,950,032)
Increase in prepayments and other current assets	(4,240,759)	(2,920,603)
Decrease (Increase) in other receivables	2,810	(1,266,137)
Decrease (Increase) in inventories	96,299	(837,443)
Increase in tax receivable	(911,942)	(563,918)
Increase (Decrease) in accounts payable	1,153,882	(77,095)
Decrease in advances from customers	(116,220)	(81,647)
Increase in accrued expenses and other current liabilities	9,502	159,880
Increase in tax payable	2,022,812	1,118,579
Net cash used in operating activities	(3,356,331)	(4,622,473)

Cash flows from investing activities
Capital expenditures and other additions	(62,302)	(94,397)
Advances to related parties	(2,358)	(3,861)
Net cash used in investing activities	(64,660)	(98,258)

Cash flows from financing activities
Proceeds from bank loan	1,542,680	-
Repayment of bank loan	(1,533,604)	-
Net proceeds from issuance of common shares	-	9,944,207
Net cash provided by financing activities	9,076	9,944,207

Effect of exchange rate fluctuations on cash and cash equivalents	496,552	164,812

Net (decrease) increase in cash and cash equivalents	(2,915,363)	5,388,288

Cash and cash equivalents at beginning of period	5,923,386	1,151,721

Cash and cash equivalents at end of period	3,008,023	6,540,009

Supplemental cash flow information
Income tax paid	13,260	24,604
Interest paid	26,993	26,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Dehaier Medical Systems Limited (“Dehaier”) was incorporated in the British Virgin Islands in 2003 as a limited liability company. Dehaier distributes and provides after-sale services for medical equipment in China mainly through its majority-owned subsidiary Beijing Dehaier Medical Technology Co. Limited (“BDL”) and its affiliate Beijing Dehaier Technology Limited (“BTL”). On October 23, 2003, Dehaier established a wholly-owned subsidiary in Hong Kong, De-haier Medical Systems (Hong Kong) Limited (“DHK”) (collectively, the “Company”). Both BDL and BTL were incorporated in the People’s Republic of China (“PRC”). The Company distributes branded, proprietary medical equipment, such as sleep apnea machines, patient monitors, air compressors, and oxygen generators; moreover, standard product registration, product certification and quality management system have been established in the Company. ISO13485 industry standard has also already been passed. It also has the distribution rights for a number of international medical equipment suppliers for products including anesthesia equipment, patient monitors, mobile C-arm X-ray machines and other medical equipment accessories.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six and three months ended June 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 7, 2011.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and its wholly-owned subsidiary, DHK as well as BTL. All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity (“VIE”), and BDL is the primary beneficiary. BTL owns a building, which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its condensed consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the Chief Executive Officer held more than 50% of the voting ownership interest of each of Dehaier, BDL, BTL and DHK at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the VIE at the amounts at which they were carried in the accounts of the reporting entity that controls the VIE.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation (Continued)

On October 31, 2009, BDL reconsidered whether it is the primary beneficiary of BTL when Dehaier’s preferred stock was converted into common shares. While such conversion dilutes the Chief Executive Officer’s interest in BDL such that BDL and BTL are not under common control after October 31, 2009, BDL still has the obligation to absorb the expected losses of BTL. BTL is still a VIE because all of its activities either involve or are conducted on behalf of the reporting enterprise and its related parties. BDL is BTL’s only customer referral source. On March 3, 2010, BDL entered into a Loss Absorption Agreement memorializing the understanding that BDL would continue to loan money to BTL as needed to fund its working capital such that BDL would absorb BTL’s losses. Management makes ongoing reassessments of whether BDL is the primary beneficiary of BTL.

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2011	2010
	US$	US$
Total current assets	507,231	497,732
Total assets	1,550,198	1,562,554
Total current liabilities	188,662	235,263
Total liabilities	188,662	235,263

The accounts of BTL are consolidated in the accompanying financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10, “Consolidation.” As a VIE, BTL’s revenues are included in the Company’s service income, and its income from operations is consolidated with the Company’s. Because of the arrangements, the Company had a pecuniary interest in BTL that requires consolidation of the Company’s and BTL’s financial statements.

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that allowances of $89,437 (RMB 578,068) and $87,555 (RMB 578,068) were required at June 30, 2011 and December 31, 2010, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts or receives advance payments from customers. Advances to suppliers were $8,731,847 and $4,515,737 at June 30, 2011 and December 31, 2010, respectively, which were included in prepayment and other current assets. Advances from customers were $152,969 and $269,189 as of June 30, 2011 and December 31, 2010, respectively. None of these advances was from or to any related party.

Fair Value of Financial Instruments
The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging.” ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the condensed consolidated statement of income and comprehensive income (see Note 9).

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

Warrant liabilities qualify as financial instruments.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, as level 2 inputs, and management recorded the change in earnings. As a result, the derivative liability is carried on the condensed consolidated balance sheets at its fair value (see note 9).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserves for obsolescence were $49,905 (RMB 322,556) and $48,855 (RMB 322,556) for June 30, 2011 and December 31, 2010, respectively, and these provisions are included in the operating expenses in the condensed consolidated statements of operations.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Management has determined no impairment exists at the balance sheet dates.

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery and/or installation has occurred (e.g., risks and rewards of ownership has passed);

•	The sales price is fixed or determinable; and

•	Collectibility is reasonably assured.

All revenues are based on firm customer orders with fixed terms and conditions. Because the products are assembled to the customers’ specification, there is no right of return. The Company does not provide its customers with price protection or cash rebates. For products that include software, the software is an off-the-shelf package and an integral part of the products being delivered. The Company does not provide any significant post-sale customer support services and does not provide customers with upgrades. The software is incidental to the product as a whole. For products that do not require installation, revenues are recognized when the products are delivered. For products that require installation, revenues are recognized when the installation is completed.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and DHK are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The accompanying condensed consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the condensed consolidated statements of income and comprehensive income. The foreign currency accounts of DHK, BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters.” Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity.

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. Warranty costs are included in general and administrative expenses. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserves for warranty costs were $307,943 (RMB 1,990,363) and $301,464 (RMB 1,990,363) at June 30, 2011 and December 31, 2010, respectively. Warranty expenses for the six months ended June 30, 2011 and 2010, and for the three months ended June 30, 2011 and 2010 were $106,648, $65,422, $77,121 and $40,402, respectively.

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share.” Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The average stock price for the first and second quarters of 2011 did not exceed the exercise price of the outstanding warrants, therefore none of the outstanding warrants were included in the diluted earnings per share.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the condensed consolidated statements of income and comprehensive income.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of each of June 30, 2011 and December 31, 2010, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of each of June 30, 2011 and December 31, 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During each of the six months ended June 30, 2011 and 2010, the Company did not incur any interest or penalties.

Income tax returns for years prior to 2008 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation. These modifications did not have any impact to the Company’s Condensed Consolidated statement of income and Comprehensive income.

Recently Issued Accounting Standard

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities and the needs of users of their financial statements. ASU 2011-04 will be effective for public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

On June 16, 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	June 30,	December 31,
	2011	2010
	US$	US$
Advances to suppliers	967,432	1,071,101
Prepayment for equipment purchase	7,764,415	3,444,636
Other prepaid expenses	809,737	785,088
	9,541,584	5,300,825

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2011	2010
	US$	US$
Buildings	1,316,672	1,288,972
Land use rights	300,770	294,442
Plant and machinery	2,876,374	2,782,706
Automobiles	42,798	41,897
Office and computer equipment	426,160	388,416
	4,962,774	4,796,433

Less: accumulated depreciation and amortization	(1,558,135)	(1,307,486)
Property and equipment, net	3,404,639	3,488,947

At June 30, 2011 and December 31, 2010, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB 10,000,000 (US$1,547,170) and RMB 10,000,000 (US$1,514,620), respectively (see Note 6).

Depreciation and amortization expenses were $219,976, $172,314, $110,603 and $86,564, for the six and three months ended June 30, 2011 and 2010, respectively.

Land Use Rights

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB 1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	TAX RECEIVABLE

Tax receivable consists of the following:
	June 30,	December 31,
	2011	2010
	US$	US$
Value added tax receivable	4,430,861	3,518,919

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

The tax receivable as of June 30, 2011 and December 31, 2010 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

6.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB 10,000,000 (US$1,574,620 at December 31, 2010 and US$1,547,170 at June 30, 2011) with a commercial bank in the PRC to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on June 15th. Any outstanding loan balance must be repaid before annual renewal. Average interest rates for the six months ended June 30, 2011 and 2010 were 6.94% and 5.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 4) and guaranteed by BDL and an officer of the Company.

7.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,	December 31,
	2011	2010
	US$	US$
Original paid-in capital	384,211	384,211
Retained earnings	727,916	722,262
Accumulated other comprehensive income	249,409	220,818
	1,361,536	1,327,291

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCY

Common Shares

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares sold in the initial public offering (“IPO”). The shares were required to remain in escrow until the Company filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (the “Make-Good Shares”) are accounted for as an element of the IPO, and the Company would not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ended December 31, 2010 were less than $0.80, the Company would redeem, pro rata, such shares to the extent needed to raise earnings per share to $0.80. Alternatively, if the closing price of the common shares was equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares would be returned to the founders. During the period from IPO date to December 31, 2010, there was no day on which the closing price of the common shares was higher than 2.5 times of the IPO offering, so the Make-Good Shares were not returned to the founders prior to the end of 2010. For the year ended December 31, 2010, the earnings per share of the Company were $1.09. Thus, the Company did not need to redeem any of the Make-Good Shares. These shares were returned to the founders on May 5, 2011 and are included as part of the calculation of the basic and diluted earnings per share for all the periods presented in the accompanying condensed consolidated financial statements.

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012. Approximate future minimum lease payments under these leases at June 30, 2011, are as follows:

Future payment for the twelve months ending June 30,	US$
2012	872,000
2013	9,100
Total minimum lease payments	881,100

Rent expenses for the six and three months ended June 30, 2011 and 2010, were $72,155, $56,605, $54,876 and $43,315, respectively.

Rent expenses paid to the spouse of the Chief Executive Officer for the six and the three months ended June 30, 2011 and 2010 were $0, $11,638, $0 and $7,472, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCY (CONTINUED)

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $229,000 and $188,000 as of June 30, 2011 and December 31, 2010, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

9.	WARRANTS LIABILITY

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc. (“Hawk”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of June 30, 2011. All the warrants issued to A&S have the right to purchase one common share for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawk have the right to purchase one common share for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at June 30, 2011 for A&S was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share	$2.67	(1)
Exercise price	$10.00	(2)
Risk free rate	1.76%	(3)
Dividend yield	-	(4)
Expected term/contractual life (number of years)	3.81	(5)
Expected volatility	96.5%	(6)

The fair value of the outstanding warrants at June 30, 2011 for Hawk was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share	$2.67	(1)
Exercise price	$9.60	(2)
Risk free rate	1.76%	(3)
Dividend yield	-	(4)
Expected term/contractual life (number of years)	3.81	(5)
Expected volatility	96.5%	(6)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2011.

	Carrying Value at June 30, 2011	Fair Value Measurement at June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$168,242	$-	$168,242	$-

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	WARRANTS LIABILITY (CONTINUED)

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

Beginning balance, January 1, 2011	$318,109
Warrants issued	-
Fair value change of the issued warrants included in earnings	(149,867)
Ending balance, June 30, 2011	$168,242

(1) Fair value of underlying common shares

The $2.67 is the closing price of the Company’s common shares on June 30, 2011.

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

(6) Volatility

The volatility of the underlying common shares during the life of the warrants was estimated based on the historical stock price volatility of listed comparable companies over a period comparable to the expected term of the warrants.

The fair value of each A&S warrant at June 30, 2011 was $1.12. The total fair value of such warrants was $168,242 at June 30, 2011.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in condensed consolidated statements of income and comprehensive income.

The fair value of each Hawk warrant at June 30, 2011 was $1.14. The total fair value of such warrants was $8,567, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality. The fair value of the warrants for Hawk was $15,000 at the grant date. The decrease in fair value of the warrants resulted in a loss of $6,433, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	STATUTORY SURPLUS RESERVES

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

Since Dehaier is a British Virgin Islands company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of June 30, 2011, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the six months ended June 30, 2011 statutory surplus reserve activity was as follows:

US$
Balance at December 31, 2010	72,226
Addition to statutory reserves	565
Balance at June 30, 2011	72,791

11.	INCOME TAXES

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	INCOME TAXES (CONTINUED)

PRC

PRC enterprise income tax is calculated based on the Enterprise Income Tax Law (the “EIT Law”). Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises.

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the six months ended June 30, 2011 and 2010. The high technology certification will expire in 2012.

The tax rate for BTL is 25% in 2010 and 2011.

12.	CONCENTRATIONS

Major Customers

For the six months ended June 30, 2011 and 2010, and for the three months ended June 30, 2011 and 2010, approximately 13%, 10%, 15% and 16% of the Company’s revenues were received from one customer.

At June 30, 2011 and 2010, receivables from four customers were approximately 12%, 10%, 10%, 9% and 11%, 11%, 10%, 8%, respectively.

Revenues

For the six months ended June 30, 2011 and 2010, and for the three months ended June 30, 2010 and 2011, the Company’s three top selling products accounted, in the aggregate, for approximately 80%, 56%, 82% and 53%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from operations in the PRC:

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Products
Medical Devices	7,065,380	5,203,566	4,431,320	3,338,800
Respiratory and Oxygen Homecare	2,006,628	899,538	1,797,623	534,327
Technical Service	1,593,482	1,368,847	1,483,841	957,735
	10,665,490	7,471,951	7,712,784	4,830,862