Form 10-Q
period 2011-09-30
Dehaier Medical Systems Ltd
filed 2011-11-10
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company” and “our” refer to Dehaier Medical Systems Limited, a British Virgin Islands company (“Dehaier”), Dehaier Medical Systems (Hong Kong) Limited, our subsidiary in Hong Kong (“DHK”), Beijing Dehaier Technology Company Limited, our variable interest entity in the People’s Republic of China (“BTL”) and Beijing Dehaier Medical Technology Company Limited, our operating subsidiary in the People’s Republic of China (“BDL”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the condensed consolidated financial statements for the nine- and three-month periods ended September 30, 2011 and related notes thereto.

Overview

We are a company in the business of developing and distributing medical devices. We have been focusing on developing the respiratory and oxygen homecare business in particular since 2006.

We distribute products designed and manufactured by other companies. We broaden our product portfolio through distribution agreements with international manufacturers, and most of the products we distribute are imported. Our distribution offerings are mostly equipments used in the operating room, the intensive care unit (“ICU”) and the emergency room.

Besides distributing medical devices, we also design, develop and market our own branded products and medical components. Because we do not run any manufacturing facilities, we contract some of the medical components to outside manufacturers in China. Most of our branded products require light assembly by us before distribution.

We sell our products primarily through distributors, but we also make direct sales to hospitals, clinics and government health bureaus. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs. In July 2011, we commenced our home oxygen therapy service and we plan to grow this early-stage business starting with the Beijing market.

Business Development

In July 2011, we opened our first oxygen filling facility and service center for home oxygen therapy in the Haidian District of Beijing. We have marketed this service to more than 50 hospitals in Beijing. The number of potential customers for home oxygen therapy service is increasing and so is our professional team for this line of business.

We have also continued to implement our existing contract projects with Hospital 301 of Beijing for a medical supply agreement and with Beijing Kanglian Medicine Co, Ltd for a rural healthcare project in Hunan and Anhui Provinces. During the third quarter, we recruited several professionals to further build our team for state-level contract projects. It is expected that we will continue to establish further cooperative relations with the different levels of the government on more projects.

Growth Strategies

•
We will develop our home oxygen services and expand the service platform to dominate the domestic market for this service in China, and we will also implement value-added business based on the same platform. Eventually, we seek to provide customers with an all-in-one solution in the home healthcare field.

•
We will expand our product portfolio through continued investment in research and development and acquisition of companies having proper products complementary to our core business. We plan to release the second generation of home use continuous positive airway pressure products and oxygen concentrators in early 2012. We have received CE mark approval for our sleep diagnostic device DHR-998, which will be marketed in European countries soon.

•
We will expand our distribution channels into e-commerce platforms. We plan to create more cross-selling opportunities for our homecare products, while providing oxygen delivery through the service platform.

•
We will build our brand name domestically as both a distributor and a trusted partner by leveraging our relationships with healthcare professionals, agents and other downstream distributors, maintaining and expanding our customer base, and promoting business growth steadily.

•
We will expand into overseas markets and establish a distribution network, through distribution agreements, OEM partnerships, direct sales force and e-commerce platforms. We will build our brand name by actively participating in international trade shows. We will attempt to have all our homecare medical products approved by the U.S. Food and Drug Administration and its counterpart in Europe.

Results of Operations

For the nine and three months ended September 30, 2011 and 2010, our total revenues amounted to approximately $16.35 million, $12.93 million, $5.69 million and $5.46 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the nine and three months ended September 30, 2011 and 2010 was approximately $3.32 million, $3.07 million, $1.38 million and $1.41 million, respectively. Such increase in net income for the nine months ended September 30, 2011 was mainly due to the increase in sales. The decrease in net income for the three months ended September 30, 2011 was mainly due to increased expense on marketing for the new home oxygen therapy line of business.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

•	the level of acceptance of our products among hospitals and other healthcare facilities;

•	our ability to price our products at levels that are competitive yet provide favorable margins;

•	our ability to develop and introduce new products and services;

•	our ability to attract and retain distributors and key customers;

•	our continued investment in research and development activities and our retention of key employees;

•	changes in China’s macro-economic environment and healthcare-related government policies and legislation; and

•	global economic conditions.

Revenues

Our total revenues are derived from products we sell in our three product lines: (i) medical devices, (ii) respiratory and oxygen homecare products, and (iii) technical service products. Generally, we focus our resources on developing products that we believe are commercially feasible, can generate significant revenues and high margins, and can be quickly introduced into the market.

Medical devices. We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, patient monitors and general hospital products. Medical devices, our largest product line, have the most extensive market reach among our three product lines. We anticipate continued revenue growth in our medical devices product line as we further our market reach through the development and distribution of new product and the participation in favorable government health programs.

Respiratory and oxygen homecare products. We derive revenues in our respiratory and oxygen homecare product line from sales of oxygen concentrators, continuous positive airway pressure devices, portable sleep diagnostics and rhinitis hyperthermia devices. We anticipate that, on a percentage basis, net revenues in our respiratory and oxygen homecare product line will increase more rapidly than our total net revenues in the near term, as we introduce more advanced products. We expect to increase our market penetration in the respiratory and oxygen homecare sector both in China and internationally through the use of distributors as well as our direct sales platform.

Technical service products. We derive revenues in our technical service product line from sales of our air compressors and ventilator trolleys. We anticipate continued growth in revenues from our technical service products as we further expand our market reach by increasing the number of our distributors and maintaining a competitive pricing model.

Our ability to increase revenues depends in large part on our ability to (i) increase the market reach of our existing products, (ii) successfully identify, develop, introduce and commercialize, in a timely and cost-effective manner, newer and more advanced products, and (iii) continue to expand our international markets.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses increased as a percentage of our total revenues for the nine and three months ended September 30, 2011 compared to the same periods in 2010, primarily due to increased professional fees, mainly investor relations, legal, accounting and consulting fees, by virtue of being a publicly traded company since March 26, 2010.

Cost of Revenues

Cost of revenues primarily includes wages, parts for assembly, handling charges, depreciation of fixed assets and other expenses associated with the assembly and distribution of products.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and related costs for our administrative personnel and management, fees and expenses from our outside advisers including investor relations, legal, auditing and valuation expenses, expenses associated with our administrative offices, and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenues, as we incur costs related to the anticipated growth of our business. In addition, we expect to incur additional general and administrative expenses associated with being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits for our sales and marketing staff, expenses for promotional, advertising, travel and entertainment activities, lease payments for our sales offices, and depreciation expenses related to equipment used for sales and marketing activities. Going forward, we expect our selling expenses to increase, both on an absolute basis and as a percentage of revenues, as we increase our efforts to promote our products and services, especially our new respiratory and oxygen homecare line of business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

As our business grows, we look forward to having more opportunities in the market. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Revenues

Our total revenues increased by 26% from $12.93 million for the nine months ended September 30, 2010 to $16.35 million for the same period in 2011. This was due to the increased acceptance of our products resulting in additional units sold among hospitals and other healthcare facilities, as many of our end users such as hospitals became repeat customers when they needed new medical equipment. We maintained good relationships with our clients during the three quarters of 2011, which contributed to our revenue growth. We continued to expand our homecare oxygen business in China, which promoted a greater market presence for our brand name and our products. In addition, we have further plans for strategic development to create cooperative opportunities with government programs and hospitals.

Cost of Revenues

Our cost of revenues increased by 30.0% from $7.78 million for the nine months ended September 30, 2010 to $10.10 million for the same period in 2011. Because our cost of revenues grew slightly faster than our revenues, our gross margin decreased. The cost of medical components and parts are the major cause for the increase in cost of revenues.

Operating Expenses

Our operating expenses increased by 47.0% from $1.71 million for the nine months ended September 30, 2010 to $2.51 million for the nine months ended September 30, 2011. This increase was due to an increase in general and administrative expenses and selling expenses, for the reasons described below.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and related costs for our administrative personnel and management, expenses associated with our research and development, and expenses for the registration of foreign exchange certificate.

Our general and administrative expenses increased by 60% from $0.88 million for the nine months ended September 30, 2010 to $1.41 million for the same period in 2011. This increase was mainly due to three factors:

•
Public company expense. After listing on the NASDAQ stock market on April 22, 2010, we incurred implementation expenses to comply with Sarbanes-Oxley Act, Section 404. In order to improve our visibility and exposure on the capital markets, we hired professional employees and retained professional consulting firms.

•
Research and development expense. We have been involved in the research and development activities for sleep and respiratory products. In 2011, these research and developing activities moved to the clinical test stage, which increased the associated cost.

•	Labor expense. Our labor costs increased as we implemented an employee reward program to incentivize the company personnel.

We expect that our general and administration expenses will increase in the near term. First, we expect our expenses to increase as our business expands. Second, we anticipate continued spending in the research and development of sleep, respiratory and other related products. Third, as a publicly traded company, we will continue to incur professional service fees from our attorneys and our auditor.

Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and marketing activities. Our selling expenses increased by 31% from $0.83 million for the nine months ended September 30, 2010 to $1.09 million for the same period in 2011, mainly due to an increase in the number of our sales staff to strengthen our distribution network. We also participated in several international medical exhibitions to network with existing and prospective customers. Finally, we recruited several professionals in order to better implement our government medical projects as well as our home oxygen therapy business, which resulted in an increase in labor costs.

We expect that our selling expenses in absolute numbers will continue to increase in the near term after our series of new products are introduced in the market. We expect to promote our new products through a variety of advertising methods, including participation in domestic and overseas medical exhibitions to showcase our products. In addition, because our home oxygen therapy business is still in a relatively early stage, we expect to incur initial costs in its marketing and promotion, together with maintenance expenses in relation to our customer experience centers.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $3.88 million for the nine months ended September 30, 2011, compared to approximately $3.61 million in the same period of 2010. Operating income increased by 7% mainly due to the increase in sales.

Taxation

Our income tax expense was approximately $0.67 million during the nine months of 2011, compared to approximately $0.54 million in the same period of 2010. Our income tax expense increased primarily due to the increase in taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $3.33 million for the nine months ended September 30, 2011, compared to approximately $3.08 million in the same period of 2010. After deduction of non-controlling interest in income, net income attributable to the Company was approximately $3.32 million and $3.07 million for the nine months ended September 30, 2011 and 2010, respectively.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Our total revenues increased by 4% from $5.46 million for the three months ended September 30, 2010 to $5.69 million for the same period in 2011. This was due to the increased acceptance of our products among hospitals and other healthcare facilities, many of which became our repeat customers. We maintained good relationship with our clients in the third quarter of 2011, which contributed to our revenue growth.

Cost of Revenues

Our cost of revenues increased by 2% from $3.2 million for the three months ended September 30, 2010 to $3.27 million for the same period in 2011. As our revenue from homecare medical products sales increased, the gross profit margin increased slightly over the same period last year.

Operating Expenses

Our operating expenses increased by 11% from $0.71 million for the three months ended September 30, 2010 to $0.79 million for the same period in 2011. This increase was due to an increase in general and administrative expenses and selling expenses, for the reasons described below.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and related costs for our administrative personnel and management, and expenses associated with our research and development.

Our general and administration expenses increased by 12% from $0.36 million for the three months ended September 30, 2010 to $0.4 million for the same period in 2011. This increase was mainly due to three factors:

•
Public company expense. After listing on the NASDAQ stock market on April 22, 2010, we incurred implementation expenses to comply with Section 404 of Sarbanes-Oxley Act. In order to improve our visibility and exposure on the capital markets, we also hired professional employees and retained professional consulting firms.

•
Research and development expense. We have been involved in the research and development activities for sleep and respiratory products. In 2011, these research and developing activities moved to the clinical test stage, which increased research and development expenses. Besides, research and development of the second generation products requires higher expenses in industrial design and testing.

•	Labor expense. Our labor costs increased as we implemented an employee reward policy to strengthen our corporate culture.

We expect that our general and administration expenses will increase in the near term as a result of our growing business, spending on research and development and expenses related to our continued public listing.

Selling Expense

Our selling expenses primarily consist of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and marketing activities. Our selling expenses increased by 14% from $0.35 million for the three months ended September 30, 2010 to $0.4 million for the same period in 2011, mainly due to an increase in the number of our sales staff to strengthen our distribution network. We also participated in several international medical exhibitions to network with existing and prospective customers.

We expect that our selling expenses in absolute numbers will continue to increase in the near term after our series of new products are introduced in the market. We expect to promote our new products through a variety of advertising methods, including participation in domestic and overseas medical exhibitions to showcase our products. In addition, because our home oxygen therapy business is still in a relatively early stage, we expect to incur initial costs in its marketing and promotion, together with maintenance fees in relation to our customer experience centers.

Operating Income

As a result of the foregoing, we generated operating income of approximately $1.66 million in the third quarter of 2011, compared to approximately $1.61 million in the same period of 2010. Operating income increased by 3%, mainly due to the increase in sales.

Taxation

Our income tax expense was approximately $0.27 million during the three months ended September 30, 2011, compared to approximately $0.25 million in the same period of 2010. Our income tax expense increased primarily due to the increase in taxable income.

Net Income

As a result of the foregoing, we had net income of approximately $1.38 million in the three months ended September 30, 2011, compared to approximately $1.41 million in the same period of 2010. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.38 million and $1.41 million for the three-month periods ended September 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have financed our operations primarily through cash flows from operations, short-term borrowings, and proceeds from our initial public offering. As of September 30, 2011, we had approximately $2.6 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $5,923,386 at December 31, 2010 to $2,600,907 at September 30, 2011. We believe that our currently available working capital of $26,841,099, including cash of $2,600,907, should be adequate to meet our anticipated cash needs and sustain our current operations for at least twelve months.

Operating Activities

Net cash used in operating activities was $4,054,851 for the nine months ended September 30, 2011 as compared to $5,696,022 net cash used in operating activities for the same period in 2010. The reasons for this change are as follows:

•	Increase of $252,380 in net income. Our net income increased primarily due to the increase in sales for the nine months ended September 30, 2011.

•	Increase of $3,767,238 in accounts receivable. The increase of accounts receivable is mainly attributable to our extension of the credit period for our customers with good credit records.

•	Decrease of $1,906,742 in inventories. The decrease in inventories is mainly due to better inventory management that sped up the inventory turnover.

•	Decrease of $1,361,738 in prepayments. The decrease of prepayments is mainly due to our efforts to shorten the purchase period and decrease the upper limit for each purchase.

•	Decrease of $1,066,854 in other receivables. The decrease in other receivables is attributable to the better aging management, which enhanced the collection of other receivables.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 was $98,100, compared to that of $843,317 for the same period of 2010. The cash used in investing activities was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2011 and 2010 were $9,076 and $9,944,207, respectively. The cash provided by financing activities for the nine months ended September 30, 2011 was attributable to bank loan proceeds and repayments. The cash proceeds provided by financing activities for the nine months ended September 30, 2010 was attributable to proceeds from the issuance of common shares in our initial public offering.

Capital Expenditures

We made capital expenditures of approximately $95,742 and $839,456 in the nine months ended September 30, 2011 and 2010, respectively, representing 0.59% and 6.49% of our total revenues, respectively. Our capital expenditures are mainly used to purchase machineries for our research and development projects and our assembly line. The capital expenditures may increase in the near term as our business continues to grow and expand.

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

Tax Matters Applicable to the Company

Generally

Dehaier is a tax-exempt company incorporated in the British Virgin Islands. BDL and BTL were incorporated in the People’s Republic of China (“PRC”) and are governed by PRC laws. DHK is subject to Hong Kong profits tax rate.

The Company pays PRC enterprise income taxes, value added taxes and business taxes in China for revenues from BDL, and is governed by British Virgin Islands tax laws as to Dehaier.

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

The FIE Income Tax Law was replaced by the Enterprise Income Tax Law (the “EIT Law”) as of January 1, 2008. Under the EIT Law, a unified enterprise income tax rate of 25% and unified tax deduction standards will be applied equally to both domestic-invested enterprises and foreign-invested enterprises. Enterprises established prior to March 16, 2007 eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations shall, under the regulations of the State Council, gradually become subject to the EIT Law rate over a five-year transition period starting from the date of effectiveness of the EIT Law. The details of the transitional arrangement for the five-year period from January 1, 2008 to December 31, 2012 applicable to enterprises approved for establishment prior to March 16, 2007, such as us, were adopted in January 2008.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended September 30, 2011 and 2010. The tax rate for BTL is 25% for periods ended September 30, 2011 and 2010.

PRC Value Added Tax

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are 60-180 days from the end of the month in which services are provided or goods are delivered. Our typical trade receivable terms vary based on the type of customer. We general require 100% prepayment before delivering our products to individual clients. Our contract terms general require 10%-30% prepayment for our hospital and healthcare center clients, and the trade receivable term in contracts for those clients is generally between 60 and 90 days. Our contract terms general require 10% prepayment from our distributor clients, and the trade receivable term in contracts for those clients is generally between 60 and 180 days. With the exception of the prepayments we require in some cases, we generally do not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectability of specific accounts.

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of September 30, 2011, the Company carried out an evaluation, under the supervision of and with the participation of management, including its chief executive officer and interim chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in timely alerting them to information required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 1A.     Risk Factors.

Not applicable.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the SEC file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of September 30, 2011, the Company has spent proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through September 30, 2011
Product Research and Development	$2,650,333	$2,383,677
Marketing	3,180,399	4,518,391
Potential Acquisitions	2,120,266	-
Working Capital	2,650,333	3,421,310
Total	$10,601,331	$10,323,378

Because we have not yet completed any acquisitions, our management determined that it was in the best interest of the Company to devote the Offering proceeds to continue to grow our business. In particular, we exceeded our anticipated marketing expenditures by $1,337,992 and our anticipated working capital expenditures by $770,977, in part by participating in several international medical device manufacturer fairs. To the extent we are able to engage in acquisitions, we will need to rely on a variety of sources of funding, including but not limited to remaining Offering proceeds, operating cash and debt and/or equity financing.

(c) None.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        (Removed and Reserved).

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Summary translation of lease agreement for product center (2)

10.3	Translation of lease agreement for principal executive office dated December 21, 2009, effective January 1, 2010 (1)

10.4	Distribution agreement with IMD (2)

10.5	Distribution agreement with Timesco (2)

10.6	Translation of distribution agreement with JMS (2)

10.7	Translation of form of independent distributor agreement (1)

10.8	Translation of letter of credit agreement with ICBC (2)

10.9	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.10	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.11	Translation of Executive Officer Employment Agreement for Yanying Qi (2)

10.12	Translation of Executive Officer Employment Agreement for Xiaoqing Wang (2)

10.13	Translation of form of Purchase Agreement with Poverty Aid Office (1)

10.14	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.15	Description of oral loan contract between BTL and BDL (1)

10.16	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on September 30, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

November 10, 2011	By:	/s/ Ping Chen
Ping Chen Chief Executive Officer (Principal Executive Officer) and Duly Authorized Officer

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 2011 and 2010	F-3

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS
（UNAUDITED）

	September 30,	December 31,
	2011	2010
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,600,907	5,923,386
Accounts receivable-less allowance for doubtful accounts of $90,546 and $87,555 at September 30, 2011 and December 31, 2010, respectively	15,032,529	9,112,077
Other receivables	3,705,809	3,164,423
Prepayment and other current assets	8,372,633	5,300,825
Inventories, net	6,436,764	6,374,363
Tax receivable	4,789,318	3,518,919
Total Current Assets	40,937,960	33,393,993

Property and equipment, net	3,366,266	3,488,947
Total Assets	44,304,226	36,882,940

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,566,350	1,514,620
Accounts payable	38,750	29,318
Advances from customers	465,848	269,189
Accrued expenses and other current liabilities	357,501	330,601
Tax payable	11,356,652	8,327,708
Warranty obligation	311,760	301,464
Due to officer	-	2,358
Total Current Liabilities	14,096,861	10,775,258

OTHER LIABILITIES
Warrants liability	140,751	318,109
Total Liabilities	14,237,612	11,093,367
Commitments and Contingency
Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,510,000 and 4,500,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	12,317	12,290
Additional paid in capital	13,196,357	13,137,085
Retained earnings	13,161,198	9,838,452
Accumulated other comprehensive income	2,312,524	1,474,455
Total Dehaier Medical Systems Limited shareholders’ equity	28,682,396	24,462,282
Non-controlling interest	1,384,218	1,327,291
Total equity	30,066,614	25,789,573
Total liabilities and equity	44,304,226	36,882,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Revenue	16,354,533	12,930,769	5,689,043	5,458,818

Costs of revenue	(10,098,506)	(7,776,867)	(3,272,012)	(3,199,072)

Gross profit	6,256,027	5,153,902	2,417,031	2,259,746
Service income	215,069	274,154	58,641	92,648
Service expenses	(83,355)	(108,825)	(21,983)	(40,479)
General and administrative expense	(1,412,859)	(875,840)	(396,692)	(355,431)
Selling expense	(1,093,013)	(834,279)	(398,520)	(351,469)

Operating Income	3,881,869	3,609,112	1,658,477	1,605,015

Financial expenses (including interest expense of $53,915, $48,255, $26,922 and $21,452 for the nine and three months ended September 30, 2011 and 2010, respectively)	(57,689)	(98,411)	(30,217)	(43,725)
Change in fair value of warrants liability	177,358	114,806	27,491	96,412

Income before provision for income taxes and non-controlling interest	4,001,538	3,625,507	1,655,751	1,657,702

Provision for income tax	(667,400)	(543,749)	(270,758)	(245,569)

Net income	3,334,138	3,081,758	1,384,993	1,412,133

Non-Controlling interest in income	(11,392)	(14,561)	(5,738)	(4,570)

Net income attributable to Dehaier Medical Systems Limited	3,322,746	3,067,197	1,379,255	1,407,563

Net Income	3,334,138	3,081,758	1,384,993	1,412,133

Other comprehensive income
Foreign currency translation adjustments	838,069	412,050	326,694	284,892

Comprehensive Income	4,172,207	3,493,808	1,711,687	1,697,025
Comprehensive income attributable to the non-controlling interest	(56,927)	(40,871)	(22,682)	(22,334)

Comprehensive income attributable to Dehaier Medical Systems Limited	4,115,280	3,452,937	1,689,005	1,674,691

Earnings per share
-Basic	0.74	0.79	0.31	0.31
-Diluted	0.74	0.77	0.31	0.30

Weighted average number of common shares used in computation
-Basic	4,507,582	3,887,868	4,510,000	4,500,000
-Diluted	4,507,582	3,981,094	4,510,000	4,657,500
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended September 30,
	2011	2010
	US$	US$
Cash flows from operating activities

Net income	3,334,138	3,081,758
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation expense	59,300	-
Depreciation and amortization	333,580	261,438
Change in fair value of warrants liability	(177,358)	114,806
Recovery of doubtful accounts	-	(30,336)
Recovery of inventory obsolescence	-	(5,756)
Provision for warranty reserve	-	3,689
Changes in assets and liabilities:
Increase in accounts receivable	(5,920,452)	(2,153,214)
Increase in prepayments and other current assets	(3,071,808)	(4,433,546)
Increase in other receivables	(541,386)	(1,608,240)
Increase in inventories	(62,401)	(1,969,143)
Increase in tax receivable	(1,270,399)	(1,088,309)
Increase (Decrease) in accounts payable	9,432	(56,675)
Increase in advances from customers	196,659	262,372
Increase (Decrease) in accrued expenses and other current liabilities	26,900	(80,286)
Increase in tax payable	3,028,944	2,005,420
Net cash used in operating activities	(4,054,851)	(5,696,022)

Cash flows from investing activities
Capital expenditures and other additions	(95,742)	(839,456)
Advances to related parties	(2,358)	(3,861)
Net cash used in investing activities	(98,100)	(843,317)

Cash flows from financing activities
Proceeds from bank loan	1,542,680	-
Repayment of bank loan	(1,533,604)	-
Net proceeds from issuance of common shares	-	9,944,207
Net cash provided by financing activities	9,076	9,944,207

Effect of exchange rate fluctuations on cash and cash equivalents	821,396	407,861

Net (decrease) increase in cash and cash equivalents	(3,322,479)	3,812,729

Cash and cash equivalents at beginning of period	5,923,386	1,151,721

Cash and cash equivalents at end of period	2,600,907	4,964,450

Supplemental cash flow information
Income tax paid	13,344	17,197
Interest paid	53,915	48,255
Non-Cash transaction of investing and financing activities
Issuance of common shares for investment relations activities	59,300	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine and three months ended September 30, 2011 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on March 7, 2011.

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

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2011	2010
	US$	US$
Total current assets	497,104	497,732
Total assets	1,530,233	1,562,554
Total current liabilities	146,015	235,263
Total liabilities	146,015	235,263

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Receivables are considered past due after 3 years and written off. In accordance with the accounting policies, management has determined that allowances of $90,546 (RMB 578,068) and $87,555 (RMB 578,068) were required at September 30, 2011 and December 31, 2010, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts or receives advance payments from customers. Advances to suppliers were $7,522,544 and $4,515,737 at September 30, 2011 and December 31, 2010, respectively, which were included in prepayment and other current assets. Advances from customers were $465,848 and $269,189 as of September 30, 2011 and December 31, 2010, respectively. None of these advances was from or to any related party.

Fair Value of Financial Instruments

The carrying amounts reported in the condensed consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815, ”Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the condensed consolidated statement of income and comprehensive income (see Note 10).

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, as level 2 inputs, and management recorded the change in earnings. As a result, the derivative liability is carried on the condensed consolidated balance sheets at its fair value (see Note 10).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserves for obsolescence were $50,524 (RMB 322,559) and $48,855 (RMB 322,556) for September 30, 2011 and December 31, 2010, respectively.

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company’s warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company’s estimates, the Company may be required to revise its estimated product warranty liability. The term of the product warranty is generally twelve months. Warranty expenses for the nine months ended September 30, 2011 and 2010, and for the three months ended September 30, 2011 and 2010 were $163,538 $111,076, $56,890 and $45,654, respectively.

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The average stock price for the previous three quarters of 2011 did not exceed the exercise price of the outstanding warrants, therefore none of the outstanding warrants were included in the diluted earnings per share.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the condensed consolidated statements of income and comprehensive income.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of each of September 30, 2011 and December 31, 2010, the Company was not required to record any deferred tax assets or liabilities.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits and no material change to the beginning retained earnings of the Company. As of each of September 30, 2011 and December 31, 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During each of the nine months ended September 30, 2011 and 2010, the Company did not incur any interest or penalties.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	September 30,	December 31,
	2011	2010
	US$	US$
Advances to suppliers	959,204	1,071,101
Prepayment for equipment purchases	6,563,340	3,444,636
Other prepaid expenses	850,089	785,088
	8,372,633	5,300,825

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2011	2010
	US$	US$
Buildings	1,332,995	1,288,972
Land use rights	304,498	294,442
Plant and machinery	2,936,955	2,782,706
Automobiles	43,328	41,897
Office and computer equipment	440,155	388,416
	5,057,931	4,796,433

Less: Accumulated depreciation and amortization	(1,691,665)	(1,307,486)
Property and equipment, net	3,366,266	3,488,947

At September 30, 2011 and December 31, 2010, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB10,000,000 (US$1,547,170) and RMB10,000,000 (US$1,514,620), respectively (see Note 6).

Depreciation and amortization expenses were $333,580, $261,438, $113,604 and $89,124, for the nine and three months ended September 30, 2011 and 2010, respectively.

Land Use Rights

There is no private ownership of land in the PRC. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	TAX RECEIVABLE

Tax receivable consists of the following:
	September 30,	December 31,
	2011	2010
	US$	US$
Value added tax receivable	4,789,318	3,518,919

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

The tax receivable as of September 30, 2011 and December 31, 2010 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

6.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 (USD1,574,620 at December 31, 2010 and USD1,566,350 at September 30, 2011) with a commercial bank in the PRC to finance its working capital. The credit line bears interest at a variable rate and is due on June 15, 2012. Any outstanding loan balance must be repaid before annual renewal. Average interest rates for the nine months ended September 30, 2011 and 2010 were 6.94% and 5.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see Note 4) and guaranteed by BDL and an officer of the Company.

7.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30,	December 31,
	2011	2010
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	733,654	722,262
Accumulated other comprehensive income	266,353	220,818
	1,384,218	1,327,291

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCY

Common Shares

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares sold in the initial public offering (“IPO”). The shares were required to remain in escrow until the Company filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (the “Make-Good Shares”) were accounted for as an element of the IPO, and the Company would not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ended December 31, 2010 were less than $0.80, the Company would redeem, pro rata, such shares to the extent needed to raise earnings per share to $0.80. Alternatively, if the closing price of the common shares was equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares would be returned to the founders. During the period from IPO date to December 31, 2010, there was no day on which the closing price of the common shares was higher than 2.5 times of the IPO offering, so the Make-Good Shares were not returned to the founders prior to the end of 2010. For the year ended December 31, 2010, the earnings per share of the Company were $1.09. Thus, the Company did not need to redeem any of the Make-Good Shares. These shares were returned to the founders on May 5, 2011 and are included as part of the calculation of the basic and diluted earnings per share for all the periods presented in the accompanying condensed consolidated financial statements.

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012. Approximate future minimum lease payments under these leases at September 30, 2011, are as follows:

Future payment for the twelve months ending September 30,	US$
2012	88,114
2013	713
Total minimum lease payments	88,827

Rent expenses for the nine and three months ended September 30, 2011 and 2010, were $131,229, $77,702, $59,074 and $21,097, respectively.

Rent expenses paid to the spouse of the Chief Executive Officer for the nine and the three months ended September 30, 2011 and 2010 were $0, $11,638, $0 and $7,472, respectively.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years. The Company has estimated its possible severance payments of approximately $217,000 and $188,000 as of September 30, 2011 and December 31, 2010, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	EQUITY

On March 8, 2011, Dehaier issued 10,000 unregistered common shares for investment relationship activities provided. The fair value of the shares on the issuance date based on the closing price was $59,300.

10.	WARRANTS LIABILITY

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc. (“Hawk”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of September 30, 2011. All the warrants issued to A&S have the right to purchase one common share for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawk have the right to purchase one common share for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at September 30, 2011 for A&S was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share	$2.03	(1)
Exercise price	$10.00	(2)
Risk free rate	0.96%	(3)
Dividend yield	-	(4)
Expected term/contractual life (number of years)	3.559	(5)
Expected volatility	113.5%	(6)

The fair value of the outstanding warrants at September 30, 2011 for Hawk was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share	$2.03	(1)
Exercise price	$9.60	(2)
Risk free rate	0.96%	(3)
Dividend yield	-	(4)
Expected term/contractual life (number of years)	3.559	(5)
Expected volatility	113.5%	(6)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2011.

	Carrying Value at September 30, 2011	Fair Value Measurement at September 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$140,751	$-	$140,751	$-

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	WARRANTS LIABILITY (CONTINUED)

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

Beginning balance, January 1, 2011	$318,109
Warrants issued	-
Fair value change of the issued warrants included in earnings	$(177,358)
Ending balance, September 30, 2011	$140,751

(1) Fair Value of Underlying Common Shares
The $2.03 is the closing price of the Company’s common shares on September 30, 2011.

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

The fair value of the each A&S warrant at September 30, 2011 was $0.94. The total fair value of such warrants was $140,751 at September 30, 2011.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in condensed consolidated statements of income and comprehensive income.

The fair value of each Hawk warrant at September 30, 2011 was $0.95. The total fair value of such warrants was $7,146, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality. The fair value of the warrants for Hawk was $15,000 at the grant date. The decrease in fair value of the warrants resulted in a loss of $7,856, which has not been reflected in the Company’s condensed consolidated financial statements due to immateriality.

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

Since Dehaier is a British Virgin Islands company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of September 30, 2011, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the six months ended September 30, 2011 statutory surplus reserve activity was as follows:

US$
Balance at December 31, 2010	72,226
Addition to statutory reserves	1,139
Balance at September 30, 2011	73,365

12.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the nine months ended September 30, 2011 and 2010. The high technology certification will expire and be renewed by 2012.

The tax rate for BTL is 25% in 2011 and 2010.

13.	CONCENTRATIONS

Major Customers

For the nine months ended September 30, 2011 and 2010, and for the three months ended September 30, 2011 and 2010, approximately 10%, 11%, 22% and 19% of the Company’s revenues were received from one customer.

At September 30, 2011 and 2010, receivables from four customers were approximately 10%, 9%, 8%, 8% and 11%, 11%, 8%, 8%, respectively.

Revenues

For the nine months ended September 30, 2011 and 2010, and for the three months ended September 30, 2010 and 2011, the Company’s three top selling products accounted, in the aggregate, for approximately 75%, 51%, 87% and 53%, respectively, of its total net revenues.

The following represents the revenues by products, all derived from operations in the PRC:

	For the nine months ended September 30,		For the three months ended September 30,
	2011	2010	2011	2010
	US$	US$	US$	US$
Products
Medical Devices	7,989,738	8,280,617	924,358	3,077,051
Respiratory and Oxygen Homecare	3,494,243	2,489,467	1,487,615	1,120,620
Technical Service	4,870,552	2,160,685	3,277,070	1,261,147
	16,354,533	12,930,769	5,689,043	5,458,818