Form 10-K
period 2011-12-31
Dehaier Medical Systems Ltd
filed 2012-03-19
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission File Number 001-34661

Dehaier Medical Systems Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Room 501, Jiuzhou Plaza, 83 Fuxing Road

Haidian District, Beijing 100856

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the ordinary shares, $0.002731 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2011 was $5,411,220, based on a closing price per share on that date of $2.67 and 2,026,674 shares held by non-affiliates.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 4,565,000 Shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following document are incorporated by reference into Parts I, II and III of this Form 10-K: the Definitive Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year (the “Proxy”); and the registration statement filed with the Commission on November 12, 2009, as amended (file no. 333-163041) (the “Registration Statement”) and prospectus contained therein (the “IPO Prospectus”).

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-K

INDEX

PART I	1
Item 1. Business.	1
Item 1A. Risk Factors.	13
Item 1B. Unresolved Staff Comments.	13
Item 2. Properties.	13
Item 3. Legal Proceedings.	13
Item 4. Mine Safety Disclosures.	13
PART II	1
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	1
Item 6. Selected Financial Data.	1
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.	12
Item 8. Financial Statements and Supplementary Data.	12
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	12
Item 9A/9A(T). Controls and Procedures.	12
Item 9B. Other Information.	13
PART III	1
Item 10. Directors, Executive Officers and Corporate Governance.	1
Item 11. Executive Compensation.	4
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	5
Item 13. Certain Relationships and Related Transactions, and Director Independence.	6
Item 14. Principal Accountant Fees and Services.	6
Item 15. Exhibits, Financial Statement Schedules.	7

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that are based on our current expectations, assumptions, estimates and projections about us and our industry. All statements other than statements of historical fact in this annual report are forward-looking statements. These forward-looking statements can be identified by words or phrases such as “may,” “will,” “expect,” “anticipate,” “estimate,” “plan,” “believe,” “is/are likely to” or other similar expressions. The forward-looking statements included in this annual report relate to, among others:

•	our strategies and objectives;
•	our plan to launch new products and obtain new products’ certification in the future;
•	market acceptance of our products and homecare service;
•	our sales and distribution network and other aspects of our operations, including our sales and service offices, our research and development and manufacturing facilities;
•	relevant government policies, healthcare reform and regulations relating to the medical device and homecare service industry;
•	competition in the medical device industry in China and internationally, and the homecare service industry in China;
•	our future business development, financial condition and results of operations;
•	the effects global macroeconomic conditions and
•	general economic and business conditions in the places where our products are sold and our service are provided.

These forward-looking statements involve various risks, assumptions and uncertainties. Although we believe that our expectations expressed in these forward-looking statements are reasonable, our expectations may turn out to be incorrect. Our actual results could be materially different from our expectations. Important risks and factors that could cause our actual results to be materially different from our expectations are generally set forth in Item 1.A of this annual report, “Risk Factors” and elsewhere in this annual report.

The forward-looking statements made in this annual report relate only to events or information as of the date on which the statements are made in this annual report. All forward-looking statements included herein attributable to us or other parties or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

Readers are cautioned not to place undue reliance on these forward-looking statements, which related only to events or information as of the date the statements are made in this annual report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update any forward-looking information by press release, periodic report or other method of public disclosure to reflect events or circumstances after the date on which the statements are made or to reflect the occurrence of unanticipated events.

ii

PART I

Item 1. Business.

Company Overview

We are a company in the business of developing and distributing medical devices. We have been focusing on developing respiratory and oxygen homecare products in particular since 2006.

We distribute products designed and manufactured by other companies. We broaden our product portfolio through distribution agreements with international manufacturers, and most of the products we distribute are imported. Our distribution offerings are mostly equipment used in the operating room, the intensive care unit (“ICU”) and the emergency room.

Besides distributing medical devices, we also design, develop and market our own proprietary products and medical components. Because we do not run any manufacturing facilities, we contract some of the medical components to outside manufacturers in China. Most of our proprietary products require light assembly by us before distribution.

We sell our products primarily through distributors, but we also make direct sales to hospitals, clinics, government health bureaus and individual customers. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs.

Recent Developments

•	On March 14, 2011, the Company signed a distribution agreement to become a regional distributor of eVent Medical’s inspiration ventilators in the Chinese market. These ventilators are used for hospitals, and are supplementary to Dehaier’s home use ventilators (including its continuous positive airway pressure (“CPAP”) and other products), thus enriching the Company’s ventilator portfolio to address broader market needs.

•	On April 21, 2011, the Company signed a tripartite strategic cooperation agreement with Taiyo Nippon Sanso Shenwei (Shanghai) Medical Gas Co., Ltd and Beijing Orient Medical Gas Co., Ltd to develop oxygen therapy services for the home use market in Beijing. Pursuant to the agreement, the Company will market the oxygen therapy services in Beijing. On July 18, 2011, the first oxygen filling facility and first service center for home oxygen therapy service were opened in Beijing.

•	On May 2, 2011, supported by China Development Bank, the Company signed a cooperation agreement worth approximately $2.05 million with Beijing Kanglian Medicines Co, Ltd, to develop, operate and implement a new rural healthcare infrastructure project in Hunan and Anhui provinces. In the process of this project, the Company cooperated with Phillips Medical System and Olympus.

•	On June 1, 2011, the Company won the bid to engage in a $1.32 million procurement contract to supply medical equipment to a large state-owned hospital in Beijing. The Company cooperated with German-based Leica Microsystems and U.S.-based ABI Medical in the process of completing the contracted project.

•	In June 2011, the Company’s international department authorized distributors in Taiwan for its CPAP devices, which marks the first distribution authorization outside of China.

•	In August 2011, the Company was granted export certificates for five homecare medical products by the State Food and Drug Administration (“SFDA”) of the PRC, allowing for Dehaier’s sleep diagnostics product DHR-998, Dehaier CPAP products DHR-AUTO-A8, DHR-C5, DHR-C6 and Dehaier medical air compressor to be exported without restriction.

•	In November 2011, the Company established a wholly-owned subsidiary in the state of Illinois, as a first step toward future global market expansion, including North America in particular.

•	In December 2011, the Company signed with three Romanian companies to distribute Dehaier’s DHR-5L oxygen concentrators in Romania. This marks Dehaier’s first entry into the European homecare medical product market.

•	In fiscal 2011, the Company obtained multiple intellectual properties. These include three design patents for products of sleep diagnostic device DHR998, CPAP DHR-C5 and air compressor DHR280, and two software copyrights for CPAP devices.

•	During 2011, the Company was again honored as a “National High-Tech Enterprise” and a member of the Zhongguancun Credit Promotion Committee.

Our Products

When we began to sell our products in China, substantially all of the products we sold were distributed products from foreign suppliers. When we completed our Series A financing in 2003, we used some of the proceeds from that financing to establish a research and development department in order to develop products of our own to address market needs.

At that time, our management concluded that it could develop its own products for sale through its existing network of independent distributors, who were already selling medical devices for our company to our desired customer base. We made this decision based in large part on our conclusion that we would be able to meet the needs of different markets with our proprietary products than we already met with our distributed products. Because our distribution team was already in place, we only needed to form research and development and assembly teams to be able to offer its proprietary products. As noted above, the Series A financing proceeds allowed us to form these teams. Based on feedback from our distribution team, our management has been able to provide guidance to our research and development team about what needs to address with new products and what improvements to make to existing products. This feedback has grown sales of our proprietary products.

Our proprietary and distributed products include two major categories: (i) medical devices (including supporting products) and (ii) respiratory and oxygen homecare products. Our medical devices proprietary and distributed products are mainly used in hospitals and clinics, while our respiratory and oxygen homecare proprietary and distributed products are mainly for at-home use by individual customers.

Our Proprietary Products

Our management believes that our proprietary products, which are generally less expensive than products from foreign companies, tend to be more attractive to smaller city and rural hospitals and healthcare facilities and other end-users for whom price is a significant factor in deciding whether to purchase our products. Our proprietary products include medical devices and related supporting products (previously defined as technical service products) and respiratory and oxygen homecare products.

Medical Devices (Including Related Supporting Products)

•	Mobile Medical X-Ray Image Devices. We provide four types of DHR Explorer Series mobile and C-armed X-ray machines. X-ray is used for visualizing bone structures and other dense tissues such as tumors. These mobile and C-armed X-ray machines provide added convenience for use in hospitals and clinics. Our C-arm series of X-ray systems are suitable for ortho reduction and fixation procedures, intervertebral disc imaging and treatment, spinal operation, uterine and oviduct imaging, bladder and ureter imaging and gastric imaging.

•	Anesthesia Machines. We provide two types of DHR ORSA Series anesthesia machines. These machines are used by anesthesiologists to support the administration of anesthesia. These machines administer a precise and continuous supply of anesthetic gases and vapors to the patient at accurate and safe levels of pressure and flow. These machines maintain a continuous, closed-loop control over the pressure of gas within a patient’s mouth or respiratory according to the selected pressure input. In addition, these machines feature a modular design for mobility and ease of maintenance, cleaning and disinfection.

•	Ventilator Air Compressor. We provide two types of air compressors to support medical ventilators in surgery by supplying continuous airflow for the ventilator. Where a facility lacks a central pressured air supply system, our C250 and C280 air compressors provide a portable source of such pressured air. Our air compressors feature oil-less motors, large locking castors, high flow capacity, and spill-proof switches. We have designed our air compressors to be adaptable for use with any ventilator.

•	Trolleys for Ventilators. We provide three types of trolleys to hold ventilators and their accessories for mobility. These trolleys can be fit with a monitor to further enhance the portability and utility.

•	Sterilizers for Ventilators. We provide one type of sterilizer to treat the air from patients in order to control cross-contamination and infection in a facility in general and for subsequent ventilator patients in particular.

Respiratory and Oxygen Homecare Products and Home Oxygen Therapy Service (“HOTS”)

•	Oxygen Concentrating Products. We provide two types of oxygen concentrator products, including, the DHR-3L/5L Oxi-Fairy and the DHR-3L/5L Oxi-Pioneer. These products use our patented advanced Pressure Swing Absorbing (“PSA”) technology to produce highly-concentrated, therapeutic-level oxygen (approximately 90% oxygen concentration) from air at normal temperatures. These products are used by patients with cardiovascular disease, respiratory diseases, such as chronic obstructive pulmonary disease, and geriatric patients.

•	Sleep Apnea Treatment Products. We have designed and expect to provide several products designed for obstructive sleep apnea therapy. These products include our DHR CPAP C5, DHR Auto CPAP A8, and DHR Auto S-CPAP A9. Our DHR CPAP C5, Auto CPAP A8 and DHR S-CPAP A9 are in the process of obtaining SFDA approval and will not be available for sale until we receive such approval. While we expect to receive this approval within the first half of 2010, we cannot guarantee that we will obtain such SFDA approval in this timeframe or all. These products are all non-invasive therapy products that treat symptoms of sleep apnea. Our CPAP devices do not cure apnea but instead use air pressure to open customers’ airways to reduce snoring and apnea disturbances during sleep. Our automatic CPAP products provide air pressure at a customized, adjustable level, while our traditional CPAP products provide a constant level of air pressure.

•	Diagnostic Products. We have designed and expect to provide two types of screening and diagnosis products are portable sleep respiratory recording devices that can be used in a healthcare facility or in a patient’s home to assist physicians in determining whether the patient has obstructive sleep apnea requiring use of a CPAP device. We have applied to SFDA for approval of our DHR 998 and DHR 999 diagnostic products, and they will not be available for sale until we receive such approval. While we expect to receive this approval within the first half of 2010, we cannot guarantee that we will obtain such SFDA approval in this timeframe or all.

•	Home Oxygen Therapy Service. Our home oxygen therapy service, or “HOTS” for short, is our new business initiative. The general concept of HOTS is to take orders from and deliver oxygen tanks to customers (patients) who need higher concentrations of oxygen gas. These customers generally either suffer from lung disease such as COPD or have other needs for concentrated oxygen, such as high altitude mountain climbers or coal miners who work in tunnels. We procure oxygen tanks from other companies and sell or rent the tanks to our customers. We obtain oxygen from Beijing Orient Medical Gas Corporation, China, with which we signed a strategic cooperation agreement. This business is still at an early stage, and we are first developing the business in the City of Beijing. Assuming the successful development of Beijing, we expect to apply this business model to other Chinese cities in subsequent years.

Research and Development of Our Proprietary Products

Our success to date has in part resulted from our strong research and development capabilities, which allow us to regularly introduce new and more advanced products at more competitive prices within a shorter period of time. We increased our annual investment in research and development activities as a percentage of net revenues every year since 2003. Research and development costs were $268,038 and $82,553 for the years ended December 31, 2011 and 2010, respectively. Our research and development team consists of 27 engineers, representing more than one-tenth of our employees nationwide.

Our project selection goals focus on projects that we believe are commercially feasible, can generate significant revenue and can be introduced into the market in the near-term. While our research and development department may conduct research into areas that are likely to lead to short-, medium- and long-range business opportunities for our company, we focus our development of products on those solutions we believe are most likely to generate significant near-term revenues. Thus, we would generally devote more resources to a solution expected to have an immediate financial return (for example, a ventilator) than to a project with a potentially greater overall payoff that is more distant and tenuous (for example, an artificial lung).

Our management seeks feedback from our distribution network to learn about needs for future products and improvements to existing products that our research and development department can seek to address. Once we identify a product opportunity, our sales and service, research and development, and assembly teams work closely together to determine potential market demand for a product and how it fits with our current design and assembly capabilities. We organize regular meetings in which our sales and service, research and development and assembly teams review progress and, if necessary, adjust the emphasis of our research and development projects.

If we deem a new product to be commercially feasible, our research and development team will work closely with our assembly team to move assembly forward. This integrated approach allows us to identify potential difficulties in commercializing our proprietary product or product improvement. Furthermore, it enables us to make adjustments as necessary and develop cost-efficient assembly processes prior to distribution. We believe these abilities can significantly shorten the time it takes to launch a commercialized product. In the last three years, we have developed and brought to market 5 new products, which appeal to a wide range of end-users.

We maintain a 5,400 square foot research and development center in our facility in Beijing, which allows us to compete for skilled research and development technicians and managers. In addition, we are enhancing our research and development ability by cooperating with the research institutes of two top ranking universities in China: Beijing University of Aeronautics & Astronautics and University of Science & Technology Beijing.

Principal Suppliers – Our Proprietary Products

We use the following principal suppliers to manufacture the components in the products we develop and assemble:

•	Friend of Health (Chuzhou) Medical Technology Co., Ltd.

•	China Medical Equipment Co., Ltd.

•	Dalian Wande Co., Ltd.

•	Beijing Jianfa Co., Ltd.

•	IMD Beijing Medical Equipment Co., Ltd.

We believe the components provided by our suppliers are widely available and do not anticipate that we will be unable to obtain these components from other suppliers in the event our principal suppliers are unable or unwilling to supply us. We provide the technical specifications and files needed for our suppliers to manufacture components. We purchase the same components from a wide variety of suppliers.

We outsource the production of some of our oxygen concentrators and air compressors to Friend of Health under production agreements. We provide the technical specifications and files needed for Friend of Health to manufacture these proprietary products. We provide separately outsourced core parts to Friend of Health to incorporate into the components they assemble and distribute for us. We test and approve each part produced by Friend of Health before they begin mass production. We require Friend of Health to maintain minimum supplies of our proprietary products and components for use in our proprietary products, and we permit them to sell our proprietary products only in Chuzhou. Friend of Health delivers products to us on credit, and we are required to make payment within 45 days after the date of delivery. Friend of Health is the only supplier that also assembles and distributes finished proprietary products for us.

Assembly of Our Proprietary Products

After our research and development team designs the technical specifications and computer models for our proprietary products, we typically work with an independent contractor to fabricate working prototypes before we commence with the production run of a product. We test prototypes to confirm that they operate as expected and with the quality we require. During the prototyping process, we apply for SFDA approval as necessary. Once both of these processes are completed, we commission a production run of components for assembly into our proprietary products.

We depend on component and product manufacturing and logistical services provided by third parties. All of our proprietary products are manufactured in whole or in part by a variety of third-party manufacturers. While these arrangements may lower operating costs, they also reduce our direct control over production. It is uncertain what effect such diminished control will have on the quality or quantity of products or services, or on our flexibility to respond to changing conditions.

We maintain a 32,000 square foot product center in Changping Science Park in Beijing. This product center contains our research and development area and our assembly facilities. Final assembly of our products is currently performed in this facility by our 37 employees in assembly and by some of our external vendors, such as Friend of Health. Currently, the supply and manufacture of many critical components is performed by sole-sourced third-party vendors in China.

Proprietary Rights for Our Proprietary Products

We are developing a portfolio of intellectual property rights in China to protect the technologies, inventions and improvements that we believe are significant to our business in China. We have two practical patents issued in China for oxygen concentrators. We have five design patents related to our CPAP devices (2), portable sleep screening (2) and diagnostic services (1). Moreover, we possess proprietary technology and know-how in assembly processes, design and engineering. We have not filed for any patent protection outside of China. To protect our brand name recognition, we have registered the brand name “Dehaier” for trademark protection in China.

Our success in the medical equipment industry depends in substantial part on effective management of both intellectual property assets and infringement risks. In particular, we must be able to protect our own intellectual property as well as minimize the risk that any of our proprietary products may infringe upon the intellectual property rights of others.

We enter into agreements with all our employees involved in research and development, under which all intellectual property generated during their employment belongs to us, and they waive all relevant rights or claims to such intellectual property. All our employees involved in research and development are also bound by a confidentiality obligation and have agreed to disclose and assign to us all inventions conceived by them during their term of employment.

We believe that we have successfully established our brand in China. We have registered trademarks in China for the Dehaier name and logo used on our proprietary products. As part of our overall strategy to protect and enhance the value of our brand, we actively enforce our registered trademarks against any unauthorized use by a third party.

Our Distributed Products

Our management believes that our distributed products, which are generally more expensive than products from Chinese companies, tend to be more attractive to larger city hospitals and more affluent healthcare facilities and other end-users for whom perceived quality is a significant factor in deciding which products to purchase. While we believe that the quality of our proprietary products is also strong, we understand that some consumers in China associate higher quality more with well-known international brands than with domestic brands.

We serve as a significant distributor in China for several foreign producers of medical devices and respiratory and oxygen homecare products, including IMD, Timesco, HEYER and eVent. We believe this extensive platform allows us to be responsive to local market demand. We distribute medical devices and respiratory and oxygen homecare products for these companies.

•	Mobile Medical X-Ray Image Devices. We provide two types of X-ray machines developed by other companies: the IMD Radius Series mobile and C-armed X-ray machine and the IMD Compact Series mobile-X-ray machine.

•	Medical Ventilators. We provide one type of ventilators developed by other companies: the Inspiration Ventilators from eVent. The Inspiration Series of medical ventilators mechanically move breathable air to and from the lungs to support breathing support for patients who are physically unable to breathe or who are breathing insufficiently.

•	Anesthesia Machines. We provide two types of anesthesia machines developed by other companies: the Nakomat and Modular models from HEYER. These machines are used by anesthesiologists to support the administration of anesthesia. These machines administer a precise and continuous supply of anesthetic gases and vapors to the patient at accurate and safe pressure and flow levels. These machines maintain a continuous, closed-loop control over the pressure of gas within a patient’s respiratory system according to the selected pressure input. In addition, these machines feature a modular design for mobility and ease of maintenance, cleaning and disinfection.

•	Ultrasonic Nebulizers. We provide one type of ultrasonic nebulizers developed by other companies: the Cumulus model from HEYER. These devices are used to treat patients with respiratory disease such as asthma, bronchitis and pneumonia. The ultrasonic nebulizers convert low viscosity liquid drug into fine like particles so that the particles can reach to infectious area in the respiratory tract. Our distributed model –the Cumulus is the only model in the market to effectively treat infection in the lower respiratory tract area.

•	Laryngoscopes. We provide four types of laryngoscopes developed by other companies: the Optima, Optima XL and Eclipse lines of laryngoscopes from Timesco. Laryngoscopes are flexible lighted tubes that are used to look at the inside of the larynx. Anesthesiologists make use of laryngoscopes to assist with intubation in surgery.

Our Relationships with Suppliers of Our Distributed Products

While we develop, assemble, market and sell our proprietary products, we also serve as the distributor for a number of international companies looking to sell their brands of products in China. We are a distribution agent for some or all products marketed in China by IMD (Italy), Timesco (UK), HEYER (Germany) and eVent (USA). In this capacity, we are responsible for sales, marketing and after-sale services of these products.

We sign agency agreements with these international suppliers annually with the aim of settling marketing promotion modes, costs, product training and resolution of customer service issues. The agency agreements cover purchasing price, purchasing intervals, order quantity, transportation and type of payment, spare part supply and after-sale service terms. We negotiate renewal of these agency agreements as they expire to confirm ongoing distributor expectations.

We seek to enlarge the scope of products we are able to sell as agent for these companies and constantly try to identify competitive suppliers and products on the international market to assist them with marketing and selling their products in China.

Principal Suppliers – Our Distributed Products

In addition to the products we design, we distribute products designed and manufactured by the following companies:

•	IMD (Italy)

•	Timesco (UK)

•	HEYER (Germany)

•	eVent (USA)

The exact products from these suppliers are available only from such suppliers; however, we do not anticipate that we will be unable to obtain similar products from other suppliers in the event our principal suppliers are unable or unwilling to supply us.

Our Service

We maintain a 24-hour customer service center in Beijing for technical support and repair. We staff our customer service center with senior technical support engineers who provide preliminary support. Our engineers attempt to quickly diagnose and assist in repairing problems over the phone, or determine whether a service visit to the customer’s premises is necessary. In some instances, our engineers will provide on-site operating guidance and repair service. We periodically review customer calls to ensure that any issues raised by our customers are resolved to their satisfaction.

Customers

We have three categories of customers: distributors, hospitals and government agencies, and individual consumers to whom we sell directly. Our customer base is widely dispersed on both a geographic and revenues basis.

Our distributors. Sales to our distributors make up the substantial majority of our revenues as over 90% of our sales are to distributors. Based on the expected use of products sold to distributors, we estimate that they sell approximately 60% of our products to hospitals, 20% to clinics and 10% to individuals. As a result, we estimate that approximately 67% of our products (on a revenue basis, rather than unit basis) are sold to hospitals, approximately 21% to clinics and approximately 12% to individuals. We have contractual distribution relationships with over 2,000 independent distributors. We do not own, employ or control these independent distributors.

Hospital and governmental agency customers.  Our hospital and governmental agency customers primarily include hospitals as well as provincial level public health bureaus and population and family planning bureaus. We also refer to these customers as our “Key Accounts.” These customers typically place large volume orders that are awarded based on bids submitted by competing medical equipment companies through a state-owned bidding agent.

Individual consumers. We sell our home respiratory therapy products directly to consumers through our customer experience centers, or “CECs,” and through E-commerce platforms.

Dependence on major customers. For the year ended December 31, 2011, approximately 13% of our revenue was received from each of two customers. For the year ended December 31, 2010, approximately 8% of our revenue was received from one customer.

Concentration of receivables. At December 31, 2011 and 2010, receivables from four of our customers were approximately 12%, 10%, 9%, 9% and 12%, 11%, 11%, 9%, respectively.

Competition

The medical device industry is characterized by rapid product development, technological advances, intense competition and a strong emphasis on proprietary information. Across all product lines and product tiers, we face direct competition from both domestic and international competitors. We compete based on factors such as price, value, customer support, brand recognition, reputation, and product functionality, reliability and compatibility. Each of our proprietary products competes against functionally similar products from domestic and international companies.

Our competitors include publicly traded and privately held multinational companies, such as Respironics, Inc., ResMed Inc., and Covidien, as well as domestic Chinese companies such as Beijing Aoji, Beijing Ya’ao, Jiangsu Yuyue and Zhejiang Longfei. We believe that we can continue to compete successfully in China because our established domestic distribution network and customer support and service network allows us significantly better access to China’s small and medium-sized hospitals. In addition, our strong investment in research and development, coupled with our low-cost operating model, allows us to compete effectively for sales to large hospitals.

We believe our competitive position in China varies depending on the product in question. While we are a much smaller company overall than, for example, General Electric, Siemens or Philips and are unable to offer the range or depth of products each of those companies offers, we believe our market position is favorable in several segments. The following charts provide our marketing department’s estimations of our primary competitors by product, both as to our proprietary products and as to our distributed products:

Proprietary Product	Primary Competitors in China	Dehaier’s Estimated Competitive Position
DHR Explorer Series C-armed X-ray machine	Nanjing Pulang, Beijing Wantong, Beijing Smart, Shenzhen Nanyun	Average

DHR ORSA Series anesthesia machines	Drugg, GE, Spacelab	Average

C250 and C280 air compressors	Beijing Yi’an, Guangdong Puling	Greater than average

Trolleys	An OEM business model, N/A	N/A

Sterilizers	An OEM business model, N/A	N/A

DHR oxygen concentrator	Beijing Aoji, Beijing Ya’ao, Jiangsu Yuyue and Zhejiang Longfei	Smaller than average

DHR CPAP C5, DHR Auto CPAP A8, DHR Auto S-CPAP A9	Foreign companies such as Respironics, ResMed, and Covidien	Not on the market yet

DHR 998 and DHR 999 screening and diagnosis products	Foreign companies such as Respironics, ResMed, and Covidien	Greater than average

Distributed Product	Primary Competitors in China	Dehaier’s Estimated Competitive Position
IMD C-armed X-ray machine	Philips, GE, Siemens	Smaller than average

eVent Ventilators	Drugg (GER), GE, TYCO (USA), Newport (USA)	Smaller than average

HEYER Anaesthesia Machine	Drager (GER), Datex-Ohmeda (US), Primas (UK)	Smaller than average

HEYER Ultrasonic Nebulizer	PARI (GER), YUYUE (China)	Average

Timesco laryngoscope	Kirchner & Wilhelm (GER), WelchAllyn (USA)	Greater than average

A “greater than average” position indicates Dehaier estimates its competitive position in the top third of all competitors. “Average” indicates Dehaier estimates its competitive position in the middle third of all competitors. “Smaller than average” indicates Dehaier estimates its competitive position in the bottom third of all competitors.

As we expand into international markets, our competitors will include publicly traded and privately held multinational companies such as Respironics, and Covidien. These companies typically focus on the premium segments of the market. We believe we can successfully penetrate certain international markets by offering products of comparable quality at lower prices. We will also face competition in international sales from companies that have local operations in the markets in which we sell our proprietary products. We believe that we can compete successfully with these companies by offering high quality proprietary products at comparable prices.

Methods of Competition

China’s medical device market currently features a significant number of small distributors. We seek to distinguish our company from our competitors by being able to offer proprietary and distributed products that address the device needs of customers that may have very different needs.

For example, China is currently investing heavily in health care nationwide; however, money for healthcare is currently unevenly distributed. There are a number of large hospitals that have significant resources and a number of rural clinics that have extremely limited budgets. We are able to provide distributed products that reach the more affluent customers, as these customers frequently tend to ascribe more perceived value to products made by well-known foreign companies, such as Timesco and HEYER. We are also able to supply our proprietary products to customers who tend to care less about perceived value and more about functionality. One of our strategies in competing in this market is to make our products as mobile as possible. For this reason, our air compressors, mobile X-ray devices, trolleys and the like are all portable. This portability addresses the budgetary limitations of, for instance, a rural clinic that can only afford to purchase a single air compressor.

We currently compete on three levels. First, we have well-established distribution channels and close relations with more than 2,000 dealers and distributors, reaching an estimated 3,000 hospitals. We maintain relationships with healthcare bureaus as well as other key accounts to actively participate in state-level contracted procurement projects. Second, our proprietary homecare medical products are designed to provide an all-in-one solution for end users. Together with our new home oxygen therapy service, we provide homecare medical solutions that combine products and services. Third, we have emphasized international growth, including seeking approval to sell our products in Europe and other countries and establishing a U.S. subsidiary to enable us to compete in North America. We focus on maintaining a high quality to price ratio in our proprietary products. In addition, being a NASDAQ-listed company has helped to build our brand image and reputation with potential customers and business partners.

Employees

As of March 10, 2012, we had 167 full-time employees and no part-time employees. Out of that total, 37 were employed in assembly, 27 were in research and development, 15 were in general administration, 80 were in marketing, sales, and customer support and service, and 8 were in procurement and supply management. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, and medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses, housing funds and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We make contributions to the employee benefit 10% of employee salaries.

Generally, we enter into a three-year standard employment contract with all of our officers, managers and other key employees and a one-year standard employment contract with all other employees. According to these employment contracts, all of our employees are prohibited from engaging in any activities that compete with our business during the period of their employment with us.

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Regulations

Our products are medical devices and are subject to regulatory controls governing medical devices. As a distributor of medical equipment and supplies we are subject to regulation and oversight by different levels of the food and drug administration in China, in particular the SFDA. We are also subject to other PRC government laws and regulations. SFDA requirements include obtaining certifications, permits, compliance with clinical testing standards, assembly practices, quality standards, applicable industry standards and adverse event reporting, and advertising and packaging standards.

China’s Regulation of Medical Devices

Classification of Medical Devices

In China, medical devices are classified by the SFDA into three different categories, Class I, Class II and Class III, depending on the degree of risk associated with each medical device and the extent of control needed to ensure safety and effectiveness. Classification of a medical device is important because the class to which a medical device is assigned determines, among other things, whether a company needs to obtain a permit and the level of regulatory authority involved in obtaining such permit. Classification of a device also determines the types of registration required and the level of regulatory authority involved in effecting the product registration.

Class I devices require product certification and are those with low risk to the human body and are subject to “general controls.” Class I devices are regulated by the city level food and drug administration where the company is located. Class II devices are those with medium risk to the human body and are subject to “special controls.” Class II devices require product certification, usually through a quality system assessment, and are regulated by the provincial level food and drug administration where the company is located. Class III devices are those with high risk to the human body, such as life-sustaining, life-supporting or implantable devices. Class III devices also require product certification and are regulated by the SFDA under the strictest regulatory control.

The majority of our products are classified as Class II or Class III devices. Our anesthesia machines and ventilators are classified as Class III medical devices, while the remainder of our products are either classified as Class II or, in the case of our ventilator trolleys and sterilizers, not categorized devices.

Assembly Permit

A company must obtain a permit from the provincial level food and drug administration before commencing the assembly of Class II and Class III medical devices. No assembly permit is required for Class I devices, but the company must notify the provincial level food and drug administration where the company is located and file for record with it. An assembly permit, once obtained, is valid for five years and is renewable upon expiration.

We have a single assembly permit, which covers all products we assemble and is scheduled to expire on September 15, 2013. To renew an assembly permit, a company needs to submit to the provincial level food and drug administration an application to renew the permit, along with required information nine months before the expiration date of the permit.

Distribution License

A manufacturer or distributor must obtain a distribution license in order to engage in sales and distribution of Class II and Class III medical devices in China. A distribution license is valid for five years and is renewable upon expiration. Our distribution license will expire on September 15, 2013.

Registration Requirement

Before a medical device can be manufactured for commercial distribution, a company must effect medical device registration by proving the safety and effectiveness of the medical device to the satisfaction of respective levels of the food and drug administration. In order to conduct a clinical trial on a Class II or Class III medical device, the SFDA requires companies to apply for and obtain in advance a favorable inspection result for the device from an inspection center jointly recognized by the SFDA and the Administration of Quality Supervision, Inspection and Quarantine. The application to the inspection center must be supported by appropriate data, such as animal and laboratory testing results. If the inspection center approves the application for clinical trial, and the respective levels of the food and drug administration approve the institutions which will conduct the clinical trials, the company may begin the clinical trial. A registration application for a Class II or Class III device must provide required pre-clinical and clinical trial data and information about the device and its components regarding, among other things, device design, production and labeling. The provincial level food and drug administration, within 60 days of receiving an application for the registration of a Class II device, and the SFDA, within 90 days of receiving an application for the registration of a Class III device, will notify the applicant whether the application for registration is approved. If approved, a registration certificate will be issued within ten days of written approval. If the food and drug administration requires supplemental information, the approval process may take much longer. The registration is valid for four years.

The SFDA may change its policies, adopt additional regulations, revise existing regulations or tighten enforcement, each of which could block or delay the approval process for a medical device.

The following table discloses the current registration expiration dates for the products we sell. It is the obligation of that produces the product to seek registration and any renewals. We are responsible for registering our proprietary products but must rely on the suppliers of other products to seek registration for those products. We will either cease to sell such product or seek comparable products from other suppliers in the event the registration is not renewed on expiration.

Medical Devices (Including Related Supporting Products)

Product Type	Product Model	Registration Expiration
Mobile Medical X-Ray Image Devices	Explorer Series mobile and C-armed X-ray machine	July 2015
	IMD Compact Series mobile-X-ray machine	December 2012
Anesthesia Machines	DHR ORSA Series anesthesia machine	February 2014
Ventilator Air Compressor	DHR280 Air Compressor for Ventilators	September 2013
Trolleys for Ventilators	-	Not a medical device
Sterilizers for Ventilators	-	Not a medical device
Anesthesia Machines	DHR ORSA Series anesthesia machine	September 2013

Respiratory and Oxygen Homecare Products

Product Type	Product Model	Registration Expiration
Oxygen Concentrating Products	Oxygen concentrator	April 2014
Sleep Apnea Treatment Products	CPAP C5 Auto CPAP A8 Auto S-CPAP A9	Application stage Application stage Application stage
Diagnostic Products	DHR 998 DHR 999	Application stage Application stage

Continuing SFDA Regulation

We are subject to continuing regulation by the SFDA. In the event of significant modification to an approved medical device, its labeling or its assembly process, a new premarket approval or premarket approval supplement may be required. Our products are subject to, among others, the following regulations:

•	SFDA’s quality system regulations which require companies to create, implement and follow certain design, testing, control, documentation and other quality assurance procedures;

•	medical device reporting regulations, which require that companies report to the SFDA certain types of adverse reaction and other events involving their products; and

•	SFDA’s general prohibition against promoting products for unapproved uses.

Class II and III devices may also be subject to special controls applicable to them, such as supply purchase information, performance standards, quality inspection procedures and product testing devices which may not be required for Class I devices. We believe we are in compliance with the applicable SFDA guidelines, but we could be required to change our compliance activities or be subject to other special controls if the SFDA changes or modifies its existing regulations or adopts new requirements.

We are also subject to inspection and market surveillance by the SFDA to determine compliance with regulatory requirements. If the SFDA decides to enforce its regulations and rules, the agency can institute a wide variety of enforcement actions such as:

•	fines, injunctions and civil penalties;

•	recall or seizure of our products;

•	the imposition of operating restrictions, partial suspension or complete shutdown of assembly; and

•	criminal prosecution.

China Compulsory Certification Requirements

China Compulsory Certification, or CCC, inclusive of a certificate and a mark, serves as evidence that the covered products can be imported, marketed or used in China. The CCC mark is administered by the China National Certification and Accreditation Administration, which designates the China Quality Certification Center to process CCC mark applications. Some medical devices are required to have a CCC mark. We have received a certificate and a mark for each of our proprietary products for which a CCC mark is required.

Other National and Provincial Level Laws and Regulations in China

Beyond those laws and regulations we consider material to our business, we are subject to evolving regulations under many other laws and regulations administered by governmental authorities at the national, provincial and city levels, some of which are, or may be, applicable to our business. Our hospital customers are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us.

Laws regulating the conduct of business in our industry cover a broad array of subjects. We must comply with numerous additional state and local laws relating to matters such as safe working conditions, environmental protection and fire hazard control, which affect all companies doing business in China. We believe we are currently in compliance with these laws and regulations in all material respects. We may be required to incur significant costs to comply with these laws and regulations in the future. Unanticipated changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations.

Restriction on Foreign Ownership

The principal regulation governing foreign ownership of medical device businesses in the PRC is the Foreign Investment Industrial Guidance Catalogue, effective as of December 11, 2007 (the “Catalogue”). The Catalogue classifies the various industries into four categories: encouraged, permitted, restricted and prohibited. As confirmed by the government authorities, BDL is engaged in an encouraged industry. Such a designation offers businesses distinct advantages. For example, businesses engaged in encouraged industries:

•	are not subject to restrictions on foreign investment, and, as such, foreign can own a majority in Sino-foreign joint ventures or establish wholly-owned foreign enterprises in the PRC;

•	provided such company has total investment of less than $100 million, the company is subject to regional (not central) government examination and approval which are generally more efficient and less time-consuming; and

•	may import certain equipment while enjoying a tariff and import-stage value-added tax exemption.

The National Development and Reform Commission and the Ministry of Commerce periodically jointly revise the Foreign Investment Industrial Guidance Catalogue. As such, there is a possibility that our company’s business may fall outside the scope of the definition of an encouraged industry in the future. Should this occur, we would no longer benefit from such designation.

Regulation of Foreign Currency Exchange

The principal regulations governing foreign currency exchange in China are the Foreign Exchange Administration Regulations (1996), as amended, and the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996). Under these regulations, Renminbi are freely convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions, but not for most capital account items, such as direct investment, loan, repatriation of investment and investment in securities outside China, unless the prior approval of SAFE or its local counterparts is obtained. In addition, any loans to an operating subsidiary in China that is a foreign invested enterprise, cannot, in the aggregate, exceed the difference between its respective approved total investment amount and its respective approved registered capital amount. Furthermore, any foreign loan must be registered with SAFE or its local counterparts for the loan to be effective. Any increase in the amount of the total investment and registered capital must be approved by the PRC Ministry of Commerce or its local counterpart. We may not be able to obtain these government approvals or registrations on a timely basis, if at all, which could result in a delay in the process of making these loans.

The dividends paid by the subsidiary to its shareholder are deemed shareholder income and are taxable in China. Pursuant to the Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), foreign-invested enterprises in China may purchase or remit foreign exchange, subject to a cap approved by SAFE, for settlement of current account transactions without the approval of SAFE. Foreign exchange transactions under the capital account are still subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities.

Regulation of Dividend Distribution

The principal regulations governing the distribution of dividends by foreign holding companies include the Foreign Investment Enterprise Law (1986), as amended, and the Administrative Rules under the Foreign Investment Enterprise Law (2001).

Under these regulations, foreign investment enterprises in China may pay dividends only out of their retained profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, foreign investment enterprises in China are required to allocate at least 10% of their respective retained profits each year, if any, to fund certain reserve funds unless these reserves have reached 50% of the registered capital of the enterprises. These reserves are not distributable as cash dividends.

Notice 75

On October 21, 2005, SAFE issued Notice 75, which became effective as of November 1, 2005. According to Notice 75, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company.

Moreover, Notice 75 applies retroactively. As a result, PRC residents who have established or acquired control of offshore companies that have made onshore investments in the PRC in the past are required to complete the relevant registration procedures with the local SAFE branch. Under the relevant rules, failure to comply with the registration procedures set forth in Notice 75 may result in restrictions being imposed on the foreign exchange activities of the relevant onshore company, including the increase of its registered capital, the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity, and may also subject relevant PRC residents to penalties under PRC foreign exchange administration regulations.

PRC residents who control our company are required to register with SAFE in connection with their investments in us. Such individuals completed this registration in 2007, and 2008, as amended. If we use our equity interest to purchase the assets or equity interest of a PRC company owned by PRC residents in the future, such PRC residents will be subject to the registration procedures described in Notice 75.

Trademark Rights

The PRC Trademark Law, adopted in 1982 and revised in 2001, with its implementation rules adopted in 2002, protects registered trademarks. The Trademark Office of the State Administration of Industry and Commerce (“SAIC”), handles trademark registrations and grants trademark registrations for a term of ten years.

Regulations on Offshore Parent Holding Companies’ Direct Investment in and Loans to Their PRC Subsidiaries

An offshore company may invest equity in a PRC company, which will become the PRC subsidiary of the offshore holding company after investment. Such equity investment is subject to a series of laws and regulations generally applicable to any foreign-invested enterprise in China, which include the Wholly Foreign Owned Enterprise Law, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Contractual Joint Venture Enterprise Law, all as amended from time to time, and their respective implementing rules; the Tentative Provisions on the Foreign Exchange Registration Administration of Foreign-Invested Enterprise; and the Notice on Certain Matters Relating to the Change of Registered Capital of Foreign-Invested Enterprises.

Under the aforesaid laws and regulations, the increase of the registered capital of a foreign-invested enterprise is subject to the prior approval by the original approval authority of its establishment. In addition, the increase of registered capital and total investment amount shall both be registered with SAIC and SAFE.

Shareholder loans made by offshore parent holding companies to their PRC subsidiaries are regarded as foreign debts in China for regulatory purpose, which is subject to a number of PRC laws and regulations, including the PRC Foreign Exchange Administration Regulations, the Interim Measures on Administration on Foreign Debts, the Tentative Provisions on the Statistics Monitoring of Foreign Debts and its implementation rules, and the Administration Rules on the Settlement, Sale and Payment of Foreign Exchange.

Under these regulations, the shareholder loans made by offshore parent holding companies to their PRC subsidiaries shall be registered with SAFE. Furthermore, the total amount of foreign debts that can be borrowed by such PRC subsidiaries, including any shareholder loans, shall not exceed the difference between the total investment amount and the registered capital amount of the PRC subsidiaries, both of which are subject to the governmental approval.

Item 1A. Risk Factors.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 1B. Unresolved Staff Comments.

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

Item 2. Properties.

The section of the Registration Statement and IPO Prospectus entitled “Description of Property” is incorporated herein by reference.

Office	Address	Rental Term Expiration	Space
Principal Executive Office	Room 501, Jiuzhou Plaza, 83 Fuxing Road Haidian District, Beijing 100856 P.R. China	April 30, 2012	2,583 square feet
Product Center	45 Yong An Road, Science Park, Changping District, Beijing, 102200, P.R. China	September 30, 2012	32,000 square feet

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market for Our Common Shares

Our common shares are traded on the NASDAQ Stock Market under the symbol DHRM. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Mar. 31		June 30	Sept. 30	Dec. 31	Year
Fiscal year 2011
Price per common share:
High		$7.74	$5.30	$3.30	$2.08	$7.74
Low		$4.90	$2.18	$1.95	$1.40	$1.40

Fiscal year 2010
Price per common share:
High	$	N/A	$13.46	$7.50	$7.50	$13.46
Low	$	N/A	$6.24	$3.48	$4.34	$3.48

Approximate Number of Holders of Our Common Shares

As of the date of this report there are eleven (11) holders of record of our common shares. This number excludes our common shares owned by shareholders holding under nominee security position listings.

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

(b) The section entitled “Use of Proceeds” from our registration statement filed on November 12, 2009, as amended (the “Registration Statement”) is incorporated herein by reference. The effective date of the Registration Statement is March 26, 2010, and the Commission file number assigned to the Registration Statement is 333-163041. The Registration Statement registered the offering of up to 1,500,000 common shares (the “Offering”). As of December 31, 2011, the Company has spent all of the proceeds from the Offering in accordance with the following table:

Description of Use	Proposed Expenditure Amount	Actual Expenditures through December 31, 2011
Product Research and Development	$2,650,333	$2,661,630
Marketing	3,180,399	4,518,391
Potential Acquisitions	2,120,266	—
Working Capital	2,650,333	3,421,310
Total	$10,601,331	$10,601,331

Because we have not yet completed any acquisitions, our management determined that it was in the best interest of the company to devote IPO proceeds to continue to grow our business. In particular, we exceeded our anticipated the R&D expenditures by $11,297, our anticipated marketing expenditures by $1,337,992 and our anticipated working capital expenditures by $770,977 in part by participating in several international medical device manufacturer fairs. To the extent we engage in acquisitions in the future, we will need to rely on a variety of sources of funding, including but not limited to operating cash, and debt and/or equity financing.

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

Company Overview

We are a company in the business of developing and distributing medical devices. We have been focusing on developing respiratory and oxygen homecare products in particular since 2006.

We distribute products designed and manufactured by other companies. We broaden our product portfolio through distribution agreements with international manufacturers, and most of the products we distribute are imported. Our distribution offerings are mostly equipment used in the operating room, the intensive care unit (“ICU”) and the emergency room.

Besides distributing medical devices, we also design, develop and market our own proprietary products and medical components. Because we do not run any manufacturing facilities, we contract some of the medical components to outside manufacturers in China. Most of our proprietary products require light assembly by us before distribution.

We sell our products primarily through distributors, but we also make direct sales to hospitals, clinics, government health bureaus and individual customers. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs.

Macro-Economic Factors and Business Trends

In 2011, the Chinese Ministry of Science and Technology announced a medical technology development policy under the “12th Five-Year Plan,” proposing to transfer business focus to the development of new drugs, medical equipment and advanced traditional Chinese medicine, and to the development of the emerging industries of biomedicine. The plan focuses on researching and developing the medium- and high-level diagnostic and curative medical devices which are in high demand and widely used, actively promoting the development of cost-effective medical devices for use in primary health care institutions, enhancing the stability and reliability of medical services and products, and researching and developing supplementary medical equipment which can be easily operated for family and self healthcare. Under the 12th Five-Year Plan, China will proactively promote the reform of healthcare infrastructure system and offer safe, effective, convenient and low-cost medical services to its residents.

According to China’s medical device industry analysis and forecast report of 2011 released by S&P Consulting, it is estimated that the entire medical instrument and equipment market in China will double, reaching $53.7 billion by 2015. The compound annual growth rate (“CAGR”) of the Chinese medical device industry is expected to remain at 20% to 30% during this period. Currently, the output of global medical devices account for 42% of the total global pharmaceutical market, while in China, medical devices only account for 14% of the total Chinese pharmaceutical market. As a result, management anticipates growth in the Chinese pharmaceutical market.

Current medical device purchases by individuals in China are much lower than they are in Europe and the U.S. Twenty percent of individual expenditures on home medical care in China are for medical devices, compared to 50% of such expenditures in Europe and the U.S. As China’s population continues to age, management expects rapid increase in demand for medical devices, and, as a result, growth in China’s medical device industry.

It is the initial stage of rapid growth of China’s home medical equipment market. As residents’ living standards and consumption structure change, the demand for healthcare services and self-care will substantially increase, creating growth opportunities for participants in the market.

In summary, as a vital component of China’s current health system reform, the medical device industry has been incorporated into the national strategic development plan. In 2012, we anticipate new opportunities, combined with favorable government policies, will position us for continued growth.

New Opportunities in Our Business

For 2011, Espicom, a highly regarded market research company, estimates Chinese medical device market growth to be in the region of 13.1%, one of the fastest growing markets in the world. High rates of growth are not uncommon in the Asian region, but on the back of a huge market size, China’s growth is particularly pronounced. Also according to Espicom, the medical device market in China is expected to reach $28 billion by 2014, doubled compared with the total sales in 2006.

Chinese government programs are aimed at rebuilding and renovating urban health centers, and building hospitals and medical centers in rural areas. The government is setting up the goal of having one up-to-standard hospital in every county, one government-run medical center in every township and one clinic in every administrative village. Major portion of the domestic large-scale medical equipment procurement is government centralized procurement. For example, China Development Bank launched the “Supporting Health Infrastructure in Rural Areas” Program with a $690 million budget in the three years from 2011 through 2013.

Fortune magazine predicted homecare medical equipment to be ranked first among the fastest-growing industries in the 21st century. In western countries with mature and large health care markets, home medical equipment accounts for 40% of the entire medical device output. However, in China because of the limited coverage and level of treatment in the public health systems, residents tend to be more aware of their health and wellness and to seek treatment at home before resorting to public health systems. Thus management expects that homecare medical equipment could become as ubiquitous as home appliances.

In addition, the UN estimates that the Chinese population over the age of 60 will increase from 167 million in 2010 to 440 million in 2050; hence, the aging population and increasing incidence of respiratory disorders are expected to drive additional growth in respiratory homecare products in the Chinese marketplace.

In 2011, the Shanghai government launched its medical insurance program to subsidize its citizens on homecare oxygen tanks. We anticipate Beijing and other cities will be pushing for similar legislation. Accordingly, in 2011 we partnered with two other companies to provide homecare oxygen tank services in Beijing.

Based on the data shown above, both from a market and a government perspective, we are leveraging our broad sales network in order to introduce additional products from leading international brands into the Chinese market and participating in government healthcare projects. At the same time, we will also increase our investment in R&D, continue marketing penetration for our proprietary products, expand coverage for home oxygen therapy service and focus on broadening international markets. We believe that the favorable market conditions will support growth in sales and that our market expansion strategy will benefit our business growth in the future.

Growth Strategy

We will build our brand name domestically as both a distributor and a trusted partner by leveraging our relationships with healthcare professionals, agents and other downstream distributors, maintaining and expanding our customer base, and promoting business growth steadily.

We will expand our product portfolio through continued investment in research and development and pursuing attractive opportunities to acquire complementary companies. We have had steady growth in our brand name homecare medical products. We will expand our distribution channels through tools such as e-commerce platforms. We plan to create more cross-selling opportunities for our homecare products, while providing oxygen delivery through the service platform.

We will develop our home oxygen service business and expand the service platform to dominate the domestic market for this service in China and to implement value-added business based on this platform. Eventually, we seek to provide customers with an all-in-one solution in the home healthcare field. We plan to leverage our existing network of consumer experience centers, or CECs, to showcase our home oxygen service business in those markets in which we offer home oxygen services.

We will expand our distribution channels through tools such as e-commerce platforms. We plan to create more cross-selling opportunities for our homecare products, while providing oxygen delivery through the service platform.

We will expand into overseas markets and establish a distribution network, through distribution agreements, OEM partnerships, direct sales force and e-commerce platforms. We will build our brand name by actively participating in international trade shows and other marketing activities. To the extent we have adequate demand for our homecare medical products abroad, we will seek regulatory approval to sell these products in the United States and Europe.

Revenues

Our total revenues are derived from our medical devices and our respiratory and oxygen homecare products and services.

Medical Devices (Including Related Supporting Products) – Our Proprietary and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, medical ventilators, general hospital products and related supporting products. Our medical device line is our largest product line and has the most extensive market penetration. We anticipate that we will continue to experience revenue growth in our medical devices line as we further develop our market through the introduction of new advanced product offerings and the participation in favorable government programs. In addition, we have begun to engage in state-level healthcare projects recently. We may procure high-end medical equipment for our clients, which may not necessarily be part of our existing distributed brands portfolio. We refer to these kinds of contracted projects as “key account business.” Although this business may carry lower margins, the contract value for such business is typically larger and can contribute materially to our revenues.

Respiratory and Oxygen Homecare Products and HOTS

We derive revenues in our respiratory and oxygen homecare line from sales of oxygen concentrators, CPAP devices, and portable sleep diagnostics devices. We anticipate that, on a percentage basis, revenues from our respiratory and oxygen homecare product line will increase more rapidly than total revenues in the near term, as we introduce new and more advanced products. We expect to develop our market for respiratory and oxygen homecare market in China and internationally through the use of distributors as well as through our direct sales platform.

In addition, we launched our home oxygen therapy service (“HOTS”) in Beijing in the third quarter of 2011. While we strongly believe in the tremendous growth potential of HOTS business in the coming years, we are still in the early stage of this business. In 2012, management will focus on laying a solid foundation, such as the delivery network, rather than generating considerable revenue.

Our ability to increase our revenues depends in large part on our ability to (i) increase the market penetration of our existing products, (ii) successfully identify, develop, introduce and commercialize, in a timely and cost-effective manner, new and upgraded products and (iii) enter into international markets in the future. Generally, we choose to devote our resources to product development efforts that we believe are commercially feasible, can generate significant revenues and margins, and can be introduced into the market quickly.

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses increased both as a percentage of our total revenues and in absolute amount for the year ended December 31, 2011 compared to the same period in 2010, primarily due to the development of government-related projects, homecare and oxygen therapy clients and international market development. Further, our research and development investments and efforts in maintaining capital market relationships contributed to our operating expenses. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total revenues for the years indicated.

	For the Year Ended December 31,
	2011		2010
	USD (‘000)%		USD (‘000)%
Revenues	21,639	100.00	19,598	100.00

Costs and expenses
Cost of revenues	13,697	63.30	11,982	61.14
General and administrative expenses	2,621	12.11	1,258	6.42
Selling expenses	1,877	8.67	1,421	7.25

Total costs and expenses	18,195	84.08	14,661	74.81

Cost of Revenues

Cost of revenues primarily includes raw materials, parts for assembly, wages, handling charges, and other expenses associated with the assembly and distribution of product.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, fees and expenses of our outside advisers, including legal, audit and valuation expenses, expenses associated with our administrative offices and the depreciation of equipment used for administrative purposes. We expect that our general and administrative expenses will increase, both on an absolute basis and as a percentage of revenue, as we hire additional personnel and incur costs related to the anticipated growth of our business. In addition, we expect to continue to incur significant general and administrative expenses as a public company.

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

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010.

Revenues

Our total revenues increased by 10.41% from $19.60 million for the fiscal year ended December 31, 2010 to $21.64 million for the fiscal year ended December 31, 2011. In 2011, we changed our development strategy that not only focused on traditional medical devices sales but also government procurement projects and the burgeoning respiratory and oxygen homecare market. Overall, revenue of traditional medical devices, including centralized government procurement projects, was 89.47% of the total revenues, while respiratory and oxygen homecare was 10.53% of revenues in 2011. In 2010, revenue of traditional medical devices was 97.75% and respiratory and oxygen homecare was only 2.25%. This shift in revenue mix reflects management’s efforts to focus on driving growth in homecare medical devices.

Cost of Revenues

Our cost of revenues increased by 14.36% from $11.98 million for the fiscal year ended December 31, 2010 to $13.70 million for the fiscal year ended December 31, 2011. Our cost of revenues grew in tandem with our revenue growth. Our gross margin decreased due to the increased cost of the products and assembly parts we purchased and increased labor cost, which were mainly affected by country-wide inflation in China. To the extent inflation pressures persist, we could see continued increase in our cost of revenues.

Gross Profit

Our gross profit increased from $7.62 million in the year ended December 31, 2010 to $7.94 million in the same period of 2011, while the gross margin decreased from 38.86% in 2010 to 36.70% in 2011. We are seeking to address these trends by focusing on higher-margin projects and seeking some lower margin yet high contract value projects that help stabilize our revenue base.

Operating Expenses

Our operating expenses increased by 67.91% from $2.68 million for the fiscal year ended December 31, 2010 to $4.50 million for the fiscal year ended December 31, 2011. The expenses increased more quickly than revenues, largely due to the increase in general and administrative and selling expenses, which include higher expenses in relation to government projects and the research and development.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses increased by 107.93% from $1.26 million for the fiscal year ended December 31, 2010 to $2.62 million for the fiscal year ended December 31, 2011. This increase was mainly due to:

•	Provision for Doubtful Accounts. Provision for doubtful accounts was approximately $0.75 million for the year ended December 31, 2011, an increase of approximately $0.77 million, compared to a recovery of doubtful accounts of approximately $0.018 million for the year ended December 31, 2010. We have experienced delays in payments from our distributors. Due to increasing competition, the distributors experienced a deterioration of the operating environment and were under pressure to repay its debts incurred during the years of expansion. We expect longer collection periods on accounts receivable and higher probability of uncollectable accounts receivable, and therefore have changed the accounting estimate on allowance for doubtful accounts. Our collection policy treats account receivables older than one year as past due. As a result, our provision for doubtful accounts increased. To address this issue, we have engaged accounts collection personnel to seek prompt payment from customers to increase the likelihood that our internal payment periods are met.

•	Research and Development Expense. We have been involved in research and development activities for sleep and respiratory products. In 2011, these research and developing activities moved to the clinical test stage, which increased research and developing expenses. Management expects these expenses to continue to increase in the coming year as our development moves through the clinical test stage to production and as we move to secure intellectual property rights in our products. Further, we plan to start new research and developing projects for our homecare medical devices. Research and development expenses were $0.27 million and $0.08 million for the years ended December 31, 2011 and 2010, respectively.

•	Public Company Expense. After listing on the NASDAQ Capital Market on April 22, 2010, we hired employees and engaged experienced consulting firms to improve our visibility and exposure on the capital market.

We expect that our general and administration expenses will increase in the near future as a result of business expansion and public company compliance in the U.S.

Operating Expenses - Selling Expenses

Our selling expenses increased by 32.39% from $1.42 million for the fiscal year ended December 31, 2010 to $1.88 million for the fiscal year ended December 31, 2011.

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses increased in 2011 mainly because we have invested in strengthening our distribution network, relationship with government and other customers, and development of the homecare device market (in particular our oxygen therapy service initiative). We expect our selling expenses will continue to grow as we drive top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $3.61 million in 2011, compared to approximately $5.13 million in 2010. Operating income decreased by 29.57% largely due to the increase in operating expenses.

Taxation

Our income tax expense was approximately $0.66 million in 2011, compared to approximately $0.85 million in 2010. Our taxable income decreased primarily due to the decrease in net income.

Net Income

As a result of the foregoing, we had net income of approximately $3.13 million in 2011, compared to approximately $4.56 million in 2010. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $3.10 million and $4.54 million in 2011 and 2010, respectively.

Make-Good Escrow

On March 22, 2010, our founders placed an aggregate of 600,000 common shares into escrow. Such shares equaled 40% of the maximum number of shares that were sold in the initial public offering (“IPO”). The shares remained in escrow until we filed our Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (Make-Good Shares) were accounted for as an element in the IPO and we did not recognize any compensation expense upon the return of such Make-Good Shares to the holders.

To the extent our earnings per share for the year ended December 31, 2010 were less than $0.80, we would have redeemed the make good shares, pro rata. At December 31, 2010, our earnings per share were $1.09. Thus, we did not need to redeem any of the Make-Good Shares. The shares were returned to our founders on May 5, 2011 and are included as part of the calculation of the basic and diluted earnings per share in the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash Flows and Working Capital

In 2010, we financed our operations primarily from proceeds of common stock issuances. In 2011, we mainly used the cash proceeds from our IPO and from our operations. As of December 31, 2011, we had approximately $3.69 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $5,923,386 at December 31, 2010 to $3,694,486 at December 31, 2011. We believe that our currently available working capital of $26,981,557, including cash of $3,694,486, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months. To the extent we engage in acquisitions in the future, we will need to rely on a variety of sources of funding, including but not limited to operating cash and debt/equity financings.

Operating Activities

Net cash used in operating activities was $3,161,752 for the year ended December 31, 2011 as compared to $4,977,955 for the same period in 2010.

(i)	Cash flow due to decrease of $1,435,560 in net income. Our net income decreased primarily because of the increase of operating costs and expenses in 2011.

(ii)	Cash outflow due to decrease of $2,196,262 in prepayment. The decrease in prepayment is attributable to the change to our cooperating strategy with our suppliers.

(iii)	Cash outflow due to decrease of $2,307,599 in other receivables. The decrease in other receivables is mainly because we collected refundable deposits from suppliers.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2011 was $155,419, compared to $878,702 for the same period of 2010. The cash used in investing activities in each year was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

We received $1.5 million in proceeds from a short-term bank loan in 2011, which was fully paid during the year. The cash provided by financing activities for the year ended December 31, 2010 was due to the net proceeds from our IPO.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2011:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating Lease Obligations	$50,000	$50,000	-	-
Short-term borrowings	$1,585,890	$1,585,890	-	-
Total	$1,635,890	$1,635,890	-	-

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facilities. The leases are renewable subject to negotiation.

Short-term borrowings represent short-term loans from a bank, which is due in June 2012.

Capital Expenditures

We made capital expenditures of approximately $0.15 million and $0.89 million in 2011 and 2010, respectively, representing 0.69% and 4.54% of our total revenues, respectively. Our capital expenditures were used to purchase machinery for our assembly line.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL renewed its certification for “high technology” company, and qualified for the 15% income tax rate to calculate the income tax expense for the periods ended December 31, 2011 and 2010. The income tax rate for BTL was 25% in 2010 and 2011.

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

United States Tax

As of December 31, 2011, Breathcare LLC was inactive. Treated as a pass-through entity under the Internal Revenue Code, Breathcare LLC does not pay U.S. federal income tax at the entity level.

Critical Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of Dehaier, and its majority-owned and wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity (“VIE”), and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the Chief Executive Officer held more than 50% of the voting ownership interest of each of Dehaier, BDL and BTL at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the VIE at the amounts at which they were carried in the accounts of the reporting entity that controls the VIE.

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company’s consolidated financial statements include revenue recognition, allowance for doubtful accounts, warranty obligation, warrants liability, stock-based compensation and useful lives of property and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Prior to 2011, receivables were considered past due after 3 years. In 2011, after assessing the distributors’ economic factors and Company’s historic experience, management decided that receivables over 1 year will be considered past due.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging.” ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company’s initial public offering. Such warrants are indexed to the Company’s stock, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the consolidated statement of income and comprehensive income.

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

Warrants liabilities qualify as financial instruments, and are carried on the balance sheet at its fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, with level 2 inputs, and the change is recorded in earnings. Our earnings increased in 2011 and decreased in 2010 due to the change in fair value of these warrants.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company recorded deferred tax assets for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses. We believe we can utilize this deferred tax benefit to offset future taxable income and have not provided a valuation allowance against our deferred tax asset. This deferred tax benefit increased our net income in 2011 by approximately $118,000.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. As of December 31, 2011 and 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2011 and 2010, the Company did not incur any interest or penalties.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Compensation-Stock Compensation.” The Company has a share incentive plan which authorizes the issuance of up to 10% of the number of shares outstanding. Pursuant to the plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company fair values share-based awards granted under the plan. Accordingly, compensation is measured on the grant date using appropriate valuation models.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, the Company’s management believes that, as of the Evaluation Date, its internal control over financing reporting is effective based on the criteria established in the Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Ping Chen(1)(2)	48	Chief Executive Officer and Chairman of Board of Directors
Yanying (Aileen) Qi(1)	32	Chief Financial Officer
Weibing Yang(1)(3)	45	Director
Yunxiang (Phil) Fan(1)(3)(4)(5)(6)	45	Independent Director
Genhui Chen(1)(4)(5)(6)(7)	48	Independent Director
Mingwei Zhang(1)(4)(5)(6)(7)	58	Independent Director

(1)	The individual’s business address is c/o Suite 501, Jiuzhou Plaza, 83 Fuxing Road, Haidian District, Beijing 100856 China.
(2)	Class III director whose term expires in 2012.
(3)	Class II director whose term expires in 2014.
(4)	Member of audit committee.
(5)	Member of compensation committee.
(6)	Member of nominating committee.
(7)	Class I director whose term expires in 2013.

Ping Chen. Mr. Chen is our Chief Executive Officer. Prior to his service as our Chief Executive Officer, from 1993-2000, Mr. Chen served as the CEO of Beijing Chengcheng Medical Electronic Equipment Co. Prior to 1993, Mr. Chen served as an engineer at the No. 2 Academy, Ministry of Aeronautics and Astronautics from 1987 to 1991 and moved up to the Head of the Civilian Products Division there from 1991-1993. Mr. Chen founded BTL in 2001 and has served as CEO since that time. Mr. Chen received his bachelor’s degree in 1984 from the National University of Defense Technology and his master’s degree in 1987 from the Ministry of Aeronautics and Astronautics. Mr. Chen has been chosen as a director because he is our CEO, the leader of our Company and a key experienced member of management.

Yanying (Aileen) Qi. Ms. Qi is familiar with US GAAP and PRC GAAP reporting and has assisted Dehaier with the Company’s IPO and ongoing accounting reporting responsibilities. Prior to joining Dehaier, Ms. Qi served for three years as Financial Manager at Singapore Shoubiao Company Ltd. Ms. Qi earned dual degrees in accounting and finance at Renmin University in China.

Weibing Yang. Dr. Yang has served as the Registrant’s vice president of sales and marketing since 2003.  Dr. Yang was a sales director at Beijing Dehaier Technology Company Limited from 2001 through 2003.  From 1996 to 1997, Dr. Yang was a product manager at Amtronix Inc., a medical equipment company.  From 1993 to 1996, Dr. Yang served as a sales manager at Planmeca Medical Equipment Co.  From 1989 to 1992, Dr. Yang was a doctor at the Affiliated Hospital of Shipbuilding Industry Group.  Dr. Yang graduated from the Medical School of SooChow University in 1989.  Dr. Yang was chosen as a director because of his extensive experience in sales and marketing of medical equipment.

Yunxiang (Phil) Fan. Mr. Fan is a director of our company. In 2003, Mr. Fan co-founded Tri-Tech Holding Inc., a company operating in the water pollution remediation, software and engineering industry in China (“Tri-Tech”). He currently serves as the President and a director of Tri-Tech. Prior to founding Tri-Tech, Mr. Fan provided technical, engineering and management services in several U.S. engineering firms, including Black and Beatch, Parsons Brinckerhoff, Inc., and Chastain-Skillman, Inc. From 2003 through 2005, Mr. Fan was the Asia Regional Sales Manager for Met-Pro Corporation. Mr. Fan earned his bachelor’s and master’s degrees in environmental engineering from Hunan University and a master’s degree in civil engineering from Louisiana State University. Mr. Fan has been a registered professional engineer in the United States since 2001. Mr. Fan was chosen as a director because we believe we can benefit from the guidance of the president of a Chinese company publicly traded in the U.S.

III-1

Genhui Chen. Dr. Chen is president of Beijing Wenfeng Medical Technology Ltd. (“BWMT”), a privately-held pharmaceutical research and development company focusing on novel cancer and dermatological products. Dr. Chen has over 15 years of experience, from1993 to 2008, in the pharmaceutical industry in the areas of clinical research, regulatory compliance, corporate development and management, for a variety of companies ranging from start-ups to public companies, both in Canada and in China. Prior to joining BWMT in 2010, Dr. Chen was a founder, president and chief executive officer of Welichem Biotech Inc., a Canadian pharmaceutical company listed on the TSX Venture Exchange since 2008. From 1999 until he founded Welichem, Dr. Chen was a senior scientist at Terragen Discovery Inc., a subsidiary of Cubist Pharmaceuticals. Dr. Chen received his M.Sc. and Ph.D. degrees in biology from Simon Fraser University in Vancouver, Canada in 1988 and 1991, respectively. Dr. Chen was chosen as a director because of his extensive experience in research and development, regulatory compliance, corporate development and management.

Mingwei Zhang. Mr. Zhang has extensive knowledge and experience in accounting from the perspective as an academic and a practicing accountant. Since September 2007, Mr. Zhang has served as Chief Financial Officer and a Director of Sino-Global Shipping America, Ltd. (NasdaqCM: SINO). From July 2007 through July 2010, Mr. Zhang also served as a professor and head of the School of Accounting at Tianjin University of Finance and Economics. From May 2001 until December 2007, Mr. Zhang was a partner in Baker Tilly China, an international public accounting firm. From July 1994 to June 2003, he served as a Lecturer at Monash University in Australia. Mr. Zhang received a Bachelor’s degree and a Master’s degree in Accounting from Tianjin University of Finance and Economics. He also received a Master’s degree in Commerce from the University of Newcastle. Mr. Zhang is a Certified Management Accountant in Australia. Mr. Zhang was chosen as a director because of his financial experience.

Employment Agreements

Under Chinese law, we may only terminate employment agreements without cause and without penalty by providing notice of non-renewal one month prior to the date on which the employment agreement is scheduled to expire. If we fail to provide this notice or if we wish to terminate an employment agreement in the absence of cause, then we are obligated to pay the employee one month’s salary for each year we have employed the employee. We are, however, permitted to terminate an employee for cause without penalty to our company, where the employee has committed a crime or the employee’s actions or inactions have resulted in a material adverse effect to us.

Our employment agreements with our executive officers generally provide for a term of three (3) years and a salary to be paid monthly. The agreements also provide that executive officers are to work an average of forty hours per week and are entitled to all legal holidays as well as other paid leave in accordance with PRC laws and regulations and our internal work policies. Under such agreements, our executive officers can be terminated for cause without further compensation. The employment agreements also provide that we will pay for all mandatory social security programs for our executive officers in accordance with PRC regulations. During the agreement and for one (1) year afterward, our executive officers are subject to keep trade secrets confidential.

Share Option Pool

In connection with our initial public offering, we established a pool for share options for our employees. This pool contains options to purchase up to 450,000 of our common shares. The options will vest at a rate of 20% per year for five years and have an exercise price of the market price of our shares on the date the options are granted. As of the date of this report, we have issued all 450,000 options out of our employee share option pool.

Board of Directors and Board Committees

Our board of directors currently consists of 5 directors. There are no family relationships between any of our executive officers and directors. The directors are divided into three classes. Class I directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2012 and every three years thereafter.

A director may vote in respect of any contract or transaction in which he is interested, provided, however that the nature of the interest of any director in any such contract or transaction shall be disclosed by him at or prior to its consideration and any vote on that matter. A general notice or disclosure to the directors or otherwise contained in the minutes of a meeting or a written resolution of the directors or any committee thereof of the nature of a director’s interest shall be sufficient disclosure and after such general notice it shall not be necessary to give special notice relating to any particular transaction. A director may be counted for a quorum upon a motion in respect of any contract or arrangement which he shall make with our company, or in which he is so interested and may vote on such motion. There are no membership qualifications for directors. Further, there are no share ownership qualifications for directors unless so fixed by us in a general meeting.

III-2

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Messrs. Fan, Zhang and Chen are our independent directors.

Mr. Ping Chen currently holds both the positions of Chief Executive Officer and Chairman of the Board. These two positions have not been consolidated into one position; Mr. Chen simply holds both positions at this time. We do not have a lead independent director because of the foregoing reason and also because we believe our independent directors are encouraged to freely voice their opinions on a relatively small company board. We believe this leadership structure is appropriate because we are a smaller reporting company in the process of listing on a public exchange; as such we deem it appropriate to be able to benefit from the guidance of Mr. Chen as both our principal executive officer and Chairman of the Board.

Board Committees

Currently, three committees have been established under the board: the audit committee, the compensation committee and the nominating committee. The audit committee is responsible for overseeing the accounting and financial reporting processes of our company and audits of the financial statements of our company, including the appointment, compensation and oversight of the work of our independent auditors. The compensation committee of the board of directors reviews and makes recommendations to the board regarding our compensation policies for our officers and all forms of compensation, and also administers our incentive compensation plans and equity-based plans (but our board retains the authority to interpret those plans). The nominating committee of the board of directors is responsible for the assessment of the performance of the board, considering and making recommendations to the board with respect to the nominations or elections of directors and other governance issues. The nominating committee considers diversity of opinion and experience when nominating directors.

Duties of Directors

Under British Virgin Islands law, our directors have a duty to act honestly, in good faith and with a view to our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our third amended and restated memorandum and articles of association. We have the right to seek damages if a duty owed by our directors is breached. The functions and powers of our board of directors include, among others:

•	appointing officers and determining the term of office of the officers;

•	authorizing the payment of donations to religious, charitable, public or other bodies, clubs, funds or associations as deemed advisable;

•	exercising the borrowing powers of the company and mortgaging the property of the company;

•	executing cheques, promissory notes and other negotiable instruments on behalf of the company; and

•	maintaining or registering a register of mortgages, charges or other encumbrances of the company.

Limitation of Director and Officer Liability

British Virgin Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the British Virgin Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime.

Under our third amended and restated memorandum and articles of association, we may indemnify our directors, officers and liquidators against all expenses, including legal fees, and against all judgments, fines and amounts paid in settlement and reasonably incurred in connection with civil, criminal, administrative or investigative proceedings to which they are party or are threatened to be made a party by reason of their acting as our director, officer or liquidator. To be entitled to indemnification, these persons must have acted honestly and in good faith with a view to the best interest of the company and, in the case of criminal proceedings, they must have had no reasonable cause to believe their conduct was unlawful.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted for our directors or officers under the foregoing provisions, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable as a matter of United States law.

III-3

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities or commodities laws, any laws respecting financial institutions or insurance companies, any law or regulation prohibiting mail or wire fraud in connection with any business entity or been subject to any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization, except for matters that were dismissed without sanction or settlement.

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

Regulation S-K Item 407(c)(3):

None.

Regulation S-K Item 407(d)(4) and (5):

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). The Company has an audit committee, consisting solely of independent directors of the Company, Mr. Yunxiang (Phil) Fan, Mr. Genhui Chen and Mr. Mingwei Zhang. Mr. Zhang qualifies as the audit committee financial expert. The Company’s audit committee charter was filed as Exhibit 99.2 to the Company’s annual report for the year ended December 31, 2009 and is available on the Company’s website (www.dehaier.com.cn).

Item 11. Executive Compensation.

Executive Compensation

The following table shows the annual compensation paid by us for the years ended December 31, 2010 and 2011 to Ping Chen, our principal executive officer. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Ping Chen,	2011	$35,656	$0	$183,000	(1)	$0	$218,656
Principal Executive Officer	2010	$33,200	$0	$—		$0	$33,200

(1)	On December 29, 2011, 150,000 share options were awarded to Mr. Chen, which options vest over a period of five years, the first 20% of which will vest on December 29, 2012. The grant date fair value of the options is $1.22.

III-4

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors are entitled to receive $4,000 per meeting for serving as directors and may receive option grants from our company.

Summary Director Compensation Table

Name	Fees earned or paid in cash	Option awards	Total(1)
Ping Chen(2)	$35,656	$183,000	$218,656
Zheng (Rita) Liu(2)(3)	$12,500	$0	$12,500
Yunxiang (Phil) Fan	$4,000	$48,800	$52,800
Jimin (Peter) Zhuo(4)	$4,000	$0	$4,000
Bin Qiu(5)	$4,000	$0	$4,000
Genhui Chen(6)	$0	$24,400	$24,400
Weibing Yang(2)(6)	$21,600	$61,000	$82,600
Mingwei Zhang(7)	$0	$0	$0

(1)	None of the directors received any common share awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2011.
(2)	Mr. Ping Chen, Ms. Liu and Mr. Yang received compensation in their capacity as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company.
(3)	Ms. Liu ceased to be an officer of our company on September 30, 2011 and ceased to be a director of our company on November 28, 2011.
(4)	Mr. Zhuo ceased to be a director of our company on March 1, 2012.
(5)	Mr. Qiu ceased to be a director of our company on November 28, 2011.
(6)	Messrs. Genhui Chen and Weibing Yang became directors of our company on November 28, 2011. Mr. Genhui Chen received no cash compensation in fiscal year 2011.
(7)	Mr. Zhang became a director of our company on March 1, 2012. He received no compensation in fiscal year 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	450,000	$1.45	0

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of our common shares as of March 19, 2012 by:

•	Each person who is known by us to beneficially own more than 5% of our outstanding common shares;

•	Each of our directors and named executive officers; and

•	All directors and named executive officers as a group.

III-5

The number and percentage of common shares beneficially owned before the offering are based on 4,565,000 common shares outstanding as of March 19, 2012. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of common shares beneficially owned by a person listed below and the percentage ownership of such person, common shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 19, 2012 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of BDL, Room 501, Jiuzhou Plaza, 83 Fuxing Road, Haidian District, Beijing 100856, People’s Republic of China. As of the date of this filing, we have eleven (11) shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)		Percentage Ownership(2)
Ping Chen, CEO, Director	1,104,742	(3)	24.20%
Weibing Yang, VP of Sales and Marketing, Director	263,471		5.77%

All officers and directors as a group	1,368,213		29.97%
Chen Ping Ltd.	1,104,742	(3)	24.20%
De-haier Investment Holdings Ltd.	527,693	(4)	11.56%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.
(2)	The number of our common shares outstanding used in calculating the percentage for each listed person excludes the common shares underlying options held by such person.
(3)	Ping Chen has the sole power to direct the voting and disposition of the 1,104,742 shares held by Chen Ping Ltd.
(4)	Milestone Capital Management Limited, the sole shareholder of De-haier Investment Holdings Ltd., has discretionary authority to vote and dispose of the 527,693 shares held by De-haier Investment Holdings Ltd. Ms. Yunli Lou and Mr. Liping Qiu in their capacities as managers of Milestone Capital Management Limited, may also be deemed to have investment discretion and voting power over the shares held by De-haier Investment Holdings Ltd. Ms. Lou and Mr. Qiu disclaim any such beneficial ownership of the shares.

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

Director Independence

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Messrs. Fan, Zhang and Chen are our independent directors.

Item 14. Principal Accountant Fees and Services.

Friedman LLP was appointed by the Company to serve as its independent registered public accounting firm for fiscal 2011. Audit services provided by Friedman LLP for fiscal 2011 included the examination of the consolidated financial statements of the Company; and services related to periodic filings made with the SEC.

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2011 and 2010, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $175,000 and $190,000, respectively.

Audit Related Fees

During fiscal 2011 and 2010, the Company paid Friedman LLP $0 and $4,319, respectively, for audit-related services. These services consisted of assurance and related services that were reasonably related to the performance of the audit and reviews of our financial statements and are not included in “Audit Fees” above. The services provided by our auditors within this category consisted of advice relating to SEC matters and the filing of our registration statement and amendments thereto.

III-6

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2011 and 2010.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2011 and 2010.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Percentage of Hours

The percentage of hours expended on the principal accountants’ engagement to audit our consolidated financial statements for 2011 that were attributed to work performed by persons other than Friedman LLP’s full-time permanent employees was approximately 79%.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Form of Share Option Plan(1)

10.2	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.3	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.4	Mortgage Contract between ICBC and BTL(1)

10.5	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.6	Description of oral loan contract between BTL and BDL(1)

10.7	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

21.1	Subsidiaries of the Registrant(2)

23.1	Consent of Friedman LLP, independent registered public accounting firm(2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

III-7

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Code of Business Conduct and Ethics(1)

99.2	Audit Committee Charter(4)

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34661, filed on March 31, 2010.

III-8

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

March 19, 2012	By:	/s/ PING CHEN
Ping Chen
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PING CHEN	Chief Executive Officer and Director	March 19, 2012
Ping Chen	(Principal Executive Officer)

/s/ YANYING (AILEEN) QI	Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2012
Yanying (Aileen) Qi

/s/ WEIBING YANG	Director	March 19, 2012
Weibing Yang

/s/ GENHUI CHEN	Director	March 19, 2012
Genhui Chen

/s/ PHIL FAN	Director	March 19, 2012
Phil Fan

/s/ MINGWEI ZHANG	Director	March 19, 2012
Mingwei Zhang

Signature-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Dehaier Medical Systems Limited

We have audited the accompanying consolidated balance sheets of Dehaier Medical Systems Limited and Affiliate as of December 31, 2011 and 2010, and the related consolidated statements of income and comprehensive income, cash flows and equity for the years then ended. Dehaier Medical Systems Limited and Affiliate’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dehaier Medical Systems Limited and Affiliate as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 19, 2012

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

DEHAIER MEDICAL SYSTEMS LIMITED

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,694,486	5,923,386
Accounts receivable-less allowance for doubtful accounts of $859,509 and $87,555	12,159,842	9,112,077
Other receivables	2,522,136	3,164,423
Prepayment and other current assets	6,714,001	5,300,825
Inventories, net	5,532,311	6,374,363
Tax receivable	888,452	3,518,919
Deferred tax asset	118,030	-
Total Current Assets	31,629,258	33,393,993

Property and equipment, net	3,348,533	3,488,947
Total Assets	34,977,791	36,882,940

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,585,890	1,514,620
Accounts payable	32,925	29,318
Advances from customers	303,000	269,189
Accrued expenses and other current liabilities	349,158	330,601
Taxes payable	2,042,048	8,327,708
Warranty obligation	334,680	301,464
Due to officer	-	2,358
Total Current Liabilities	4,647,701	10,775,258

OTHER LIABILITIES
Warrants liability	96,469	318,109
Total Liabilities	4,744,170	11,093,367

Commitments and Contingency
Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,560,000 and 4,500,000 shares issued and outstanding at December 31, 2011 and 2010, respectively	12,454	12,290
Additional paid in capital	13,281,374	13,137,085
Retained earnings	12,941,572	9,838,452
Accumulated other comprehensive income	2,585,488	1,474,455
Total Dehaier Medical Systems Limited shareholders' equity	28,820,888	24,462,282
Non-controlling interest	1,412,733	1,327,291
Total equity	30,233,621	25,789,573
Total liabilities and equity	34,977,791	36,882,940

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2011	2010
	US$	US$
Revenue	21,639,283	19,598,460

Costs of revenue	(13,696,743)	(11,981,820)

Gross profit	7,942,540	7,616,640

Service income	281,656	339,379
Service expenses	(113,861)	(148,016)
General and administrative expense	(2,620,845)	(1,257,520)
Selling expense	(1,877,303)	(1,421,415)

Operating income	3,612,187	5,129,068

Financial expenses ( including interest expense of $82,136 and $70,343)	(86,712)	(125,764)
Other income	34,965	455,950
Other expense	(232)	-
Change in fair value of warrants liability	221,640	(48,109)

Income before provision for income tax and non-controlling interest	3,781,848	5,411,145

Provision for income tax	(656,297)	(850,034)

Net income	3,125,551	4,561,111

Non-controlling interest in income	(22,431)	(21,401)

Net income attributable to Dehaier Medical Systems Limited	3,103,120	4,539,710

Net income	3,125,551	4,561,111

Other comprehensive income
Foreign currency translation adjustments	1,174,044	744,829

Comprehensive income	4,299,595	5,305,940
Comprehensive income attributable to the non-controlling interest	(85,442)	(64,902)

Comprehensive income attributable to Dehaier Medical Systems Limited	4,214,153	5,241,038

Earnings per share
-Basic	0.69	1.12
-Diluted	0.69	1.09

Weighted average number of common shares used in computation
-Basic	4,514,329	4,043,836
-Diluted	4,514,329	4,153,438

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF EQUITY

Dehaier Medical Systems Limited

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interest	Total
	Shares	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2010	3,000,000	8,193	3,196,974	5,298,742	773,127	1,262,389	10,539,425

Issuance of shares, net of transaction costs	1,500,000	4,097	9,940,111	-	-	-	9,944,208
Foreign currency translation	-	-	-	-	701,328	43,501	744,829
Net income	-	-	-	4,539,710	-	21,401	4,561,111
Balance as of December 31, 2010	4,500,000	12,290	13,137,085	9,838,452	1,474,455	1,327,291	25,789,573

Issuance of 10,000 shares to non-employees	10,000	27	59,273	-	-	-	59,300
Issuance of 50,000 shares to non-employees	50,000	137	84,113	-	-	-	84,250
Issuance of 450,000 5 years options to employees at $1.45 per share	-	-	903	-	-	-	903
Foreign currency translation	-	-	-	-	1,111,033	63,011	1,174,044
Net income	-	-	-	3,103,120	-	22,431	3,125,551
Balance as of December 31, 2011	4,560,000	12,454	13,281,374	12,941,572	2,585,488	1,412,733	30,233,621

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2011	2010
	US$	US$
Cash flows from operating activities

Net income	3,125,551	4,561,111
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation expense	144,453	-
Depreciation and amortization	450,518	365,336
Change in fair value of warrants liability	(221,640)	318,109
(Recovery of) Provision for doubtful accounts	749,280	(18,311)
(Recovery of) Provision for inventory obsolescence	-	(5,756)
Gain on sale of equipment	-	(3,894)
Provision for warranty reserve	37,303	122,709
Deferred tax benefit	(118,030)	-
Changes in assets and liabilities:
Increase in accounts receivable	(3,797,045)	(2,202,475)
Increase in prepayments and other current assets	(1,413,176)	(3,609,438)
Decrease (Increase) in other receivables	642,287	(1,665,312)
Decrease (Increase) in inventories	842,052	(4,042,481)
Decrease (Increase) in tax receivable	2,630,467	(2,156,547)
Increase (Decrease) Increase in accounts payable	3,607	(64,452)
Increase in advances from customers	33,811	94,936
(Decrease) Increase in accrued expenses and other current liabilities	14,470	(5,811)
(Decrease) Increase in tax payable	(6,285,660)	3,334,321
Net cash used in operating activities	(3,161,752)	(4,977,955)

Cash flows from investing activities
Proceeds from sale of equipment	-	10,342
Capital expenditures and other additions	(153,061)	(887,541)
Advances to related parties	(2,358)	(1,503)
Net cash used in investing activities	(155,419)	(878,702)

Cash flows from financing activities
Proceeds from bank loan	1,542,680	-
Repayment of bank loan	(1,533,604)	-
Net proceeds from issuance of common stock	-	9,944,207
Net cash provided by financing activities	9,076	9,944,207

Effect of exchange rate fluctuations on cash and cash equivalents	1,079,195	684,115

Net increase (decrease) in cash and cash equivalents	(2,228,900)	4,771,665

Cash and cash equivalents at beginning of year	5,923,386	1,151,721

Cash and cash equivalents at end of year	3,694,486	5,923,386

Supplemental cash flow information
Income tax paid	1,906,763	24,813
Interest paid	82,136	70,343

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Dehaier Medical Systems Limited (“Dehaier”) was incorporated in the British Virgin Islands in 2003 as a limited liability company. Dehaier distributes and provides after-sale services for medical equipment in China mainly through its majority-owned subsidiary Beijing Dehaier Medical Technology Co. Limited (“BDL”) and its affiliate Beijing Dehaier Technology Limited (“BTL”). On October 23, 2003, Dehaier established a wholly-owned subsidiary in Hong Kong, De-haier Medical System (Hong Kong) Limited (“DHK”), DHK was shut down on December 19, 2011 due to a change in business strategy. On November 9, 2011, Dehaier established a wholly-owned subsidiary in the United States, Breathcare LLC (“Breathcare”). Both BDL and BTL were incorporated in the People’s Republic of China (“PRC”). Dehaier, through its subsidiaries and affiliate, distributes branded, proprietary medical equipment, such as sleep apnea machines, ventilator air compressors, and oxygen generators. Standard product registration, product certification and quality management system have been established; ISO13485 industry standard has also already been passed. It also has the distribution rights for a number of international medical equipment suppliers for products including anesthesia equipment, patient monitors, mobile C-arm X-ray machines and other medical equipment accessories.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the accounts of Dehaier, and its majority-owned and wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances are eliminated in consolidation.

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL is a variable interest entity (“VIE”), and BDL is the primary beneficiary. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. Dehaier has included BTL in its consolidated financial statements through the consolidation with BDL since December 31, 2006. Dehaier, BDL and BTL were under common control until October 31, 2009, when each share of preferred share was converted into a common share. Because the Chief Executive Officer held more than 50% of the voting ownership interest of each of Dehaier, BDL and BTL at December 31, 2006, the Company initially measured the assets, liabilities and non-controlling interest of the VIE at the amounts at which they were carried in the accounts of the reporting entity that controls the VIE.

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

The carrying amount and classification of BTL’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2011	2010
	US$	US$
Total current assets	425,464	497,731
Total assets	1,448,432	1,562,554
Total current liabilities	35,699	235,263
Total liabilities	35,699	235,263

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

Use of Estimates

The preparation of the consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company's consolidated financial statements include revenue recognition, allowance for doubtful accounts, warranty obligation, warrants liability, Stock-based compensation and useful lives of property and equipment. Actual results could differ from those estimates.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments which are unrestricted as to withdrawal or use, and which have maturities of three months or less when purchased. The Company maintains uninsured cash and cash equivalents with various financial institutions mainly in the PRC and the States.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts, Prior to 2011, receivables were considered past due after 3 years. In 2011, after assessing the distributors’ economic factors and Company’s historic experience, management decided that receivables over 1 year will be considered past due. Management has determined that an allowance of $859,509 (RMB5,419,725) and $87,555 (RMB578,068) was appropriate at December 31, 2011 and 2010, respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts, or receives advance payments from customers. Advances to suppliers were $6,653,890 and $4,515,737 as of December 31, 2011 and 2010, respectively, which were included in prepayments and other current assets. Advances from customers were $303,000 and $269,189 as of December 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company's initial public offering. Such warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the consolidated statement of income and comprehensive income (see Note 13).

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

Fair Value of Financial Instruments-Continued

Warrants liabilities qualify as financial instruments, and are carried on the balance sheet at its fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, with level 2 inputs, and the change is recorded in earnings.

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $51,154 (RMB322,556) and $48,855 (RMB322,556) for 2011 and 2010, respectively, and the provision is included in the operating expenses in the consolidated statements of operations.

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

*Delivery and/or installation has occurred (e.g.,risks and rewards of ownership has passed);

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

Service income and expense

Service income and expense represents activities related to repair services provided for the customers by BTL.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and DHK are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of income and comprehensive income. The foreign currency accounts of DHK, BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $334,680, $301,464 at December 31, 2011 and 2010, respectively. Warranty expense for the years ended December 31, 2011 and 2010 was $18,926 and $107,794, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred, Research and development costs were $268,038 and $82,553 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $91,017 and $109,386 for the years ended December 31, 2011 and 2010, were included in the operating expenses in the consolidated statements of operations, respectively.

Advertising Costs

Advertising costs are expensed as incurred, Advertising costs were $232,400 and $112,441 for the years ended December 31, 2011 and 2010, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The average stock price for the year of 2011 did not exceed the exercise price of the outstanding warrants, therefore none of the outstanding warrants were included in the diluted earnings per share.

Value Added Tax

The Company reports revenues net of PRC’s value added tax for all the periods presented in the consolidated statements of income and comprehensive income.

Stock-Based Compensation

The Company follows the provisions of ASC 718-10, “Compensation-Stock Compensation”. The Company has a share incentive plan which authorizes the issuance of up to 10% of the number of shares outstanding. Pursuant to the plan, the Company may issue options to purchase its common shares to employees and directors of the Company and its affiliates. The Company fair values share-based awards granted under the plan. Accordingly, compensation is measured on the grant date using appropriate valuation models.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2011, the Company recorded a deferred tax assets for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses (Note 14). The Company believes it can utilize the deferred tax assets to offset future taxable income. Therefore, no valuation allowance has been provided as of December 31, 2011. The Company had no deferred tax assets or liabilities as of December 31, 2010.

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

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. As of December 31, 2011 and 2010, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the years ended December 31, 2011 and 2010, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Standards

On June 16, 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220)-Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2011, FASB issued Accounting Standards Update No. 2011-12, “Comprehensive Income Topic 220: Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Among the new provision in ASU 2011-05” was a requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which the net income is presented and the statement in which other comprehensive income is presented (for both interim and annual financial statements); however this reclassification requirement is indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a future date. The adoption of this accounting standard is not expected to have a material effect on the Company’s consolidated financial statements.

  DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES

Other receivables consist of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Due from suppliers	350,679	690,380
Deposits for ongoing contracts	2,110,942	2,311,741
Staff advance	60,515	162,302
	2,522,136	3,164,423

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Advances to suppliers	4,348,847	1,071,101
Prepayment for equipment purchase	2,300,415	3,444,636
Other prepaid expenses	64,739	785,088
	6,714,001	5,300,825

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Buildings	1,349,624	1,288,972
Land use rights	308,297	294,442
Plant and machinery	2,973,593	2,782,706
Automobiles	43,869	41,897
Office and computer equipment	503,833	388,416
	5,179,216	4,796,433

Less: Accumulated depreciation and amortization	(1,830,683)	(1,307,486)
Property and equipment, net	3,348,533	3,488,947

At December 31, 2011 and 2010, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB10,000,000 (US$1,585,890), RMB10,000,000(US$1,514,620), respectively (see Note 7).

Depreciation and amortization expense was $450,518 and $365,336, for the years ended December 31, 2011 and 2010, respectively.

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

 DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6.	TAX RECEIVABLE

Tax receivable consists of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Value added tax receivable	888,452	3,518,919

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

The tax receivable as of December 31, 2011 and 2010 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

7.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the years ended December 31, 2011 and 2010 were 5.78% and 5.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On June 14, 2011, the bank renewed the Company's credit line that bears interest at a variable rate with payments due on January 20, 2012 and June 14, 2012 for RMB4,000,000 and RMB6,000,000, respectively. On January 19, 2012, RMB 4,000,000 was paid.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other payables consist of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Accrued salaries and social welfare	247,973	222,666
Accrued expenses	34,689	13,732
Other payables, non-trade vendors	14,195	2,036
Deposit from customer	52,301	92,167
	349,158	330,601

9.	TAXES PAYABLE

Taxes payable consists of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Value added tax	1,196,630	6,416,750
Enterprise income tax	781,599	1,903,863
Employee withholding taxes	2,014	5,035
Business tax	771	838
City construction tax	61,034	1,222
	2,042,048	8,327,708

10.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31,	December 31,
	2011	2010
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	744,693	722,262
Accumulated other comprehensive income	283,829	220,818
	1,412,733	1,327,291

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012 for one year. Approximate future minimum lease payments under these leases at December 31, 2011, are as follows:

Year Ending December 31,	US$
2012	50,000

Rent expense for the year ended December 31, 2011 and 2010 was $161,362 and $143,840, respectively.

Rent expense paid to the spouse of the Chief Executive Officer for the years ended December 31, 2011 and 2010 was nil and $10,047, respectively. The company and Chief Executive Officer agreed to terminate the lease agreement by April 30, 2010. The Company received an overpayment of rent of $1,591 from the Chief Executive Officer after the termination agreement was signed.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $235,000 and $188,000 as of December 31, 2011 and 2010, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

12.	EQUITY

Common Shares

At December 31, 2008, the Company’s Memorandum and Articles of Association authorized share capital of US$50,000 comprised of 4,500,000 common shares and 500,000 preferred shares (120,000 shares of Series A preferred shares and 380,000 shares of Series B preferred shares) with US$0.01 par value.

On October 31, 2009, the board of directors approved a 3.6614-for-1 stock split of the Company’s common shares. Accordingly, all common share and per share information in the accompanying consolidated financial statements give retroactive effect of the stock split. Prior to the stock split, there were 516,722 common shares issued and outstanding at December 31, 2008. The authorized share capital remains at US$50,000.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	EQUITY (CONTINUED)

Common Shares (Continued)

On March 22, 2010, the founders of the Company placed an aggregate of 600,000 common shares of the Company into escrow. Such shares equaled 40% of the maximum number of shares which were sold in the initial public offering (“IPO”). The shares remained in escrow until the Company filed its Form 10-K with the Securities and Exchange Commission for the year ended December 31, 2010. The shares in escrow (Make-Good Shares) were accounted for as an element in the IPO and the Company did not recognize any compensation expense upon the return of such Make-Good Shares to the holders. To the extent the Company’s earnings per share for the year ended December 31, 2010 were less than $0.80, the Company would have redeemed the Make Good Shares, pro rata. Alternatively, if the closing price of the common shares was equal to at least 2.5 times of the IPO offering price for five trading days in any ten trading day period, then the Make-Good Shares would be returned to the founders. At December 31, 2010, the earnings per share of the Company were $1.09. Thus, the Company did not need to redeem any of the Make-Good Shares. During the period from the IPO date to December 31, 2010, there was no such period in which the closing price of the common shares was higher than 2.5 times of the IPO offering. The shares were returned to the founders on May 5, 2011 and are included as part of the calculation of the basic and diluted earnings per share in the accompanying consolidated financial statements.

On March 8, 2011, Dehaier issued 10,000 unregistered common shares to an investment relationship firm. The fair value of the shares on the issuance date based on the closing price was $59,300.

On November 16, 2011, Dehaier issued 50,000 unregistered common shares for capital market relationship activities. The fair value of the shares on the issuance date based on the closing price was $84,250.

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

Series A Preferred Shares and Series B Preferred Shares were collectively referred to as the “Preferred Shares”.

Preferred Shares had priority over the common stock “Common Shares”. Certain rights, preferences and privileges of the Preferred Shares are listed below:

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

Preferred Shares were non-redeemable.

On October 31, 2009 all the Preferred Shares in authorized capital were re-designated as common shares.

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

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the years ended December 31, 2011 and 2010 statutory surplus reserve activity was as follows:

	December 31,
	2011 US$	2010 US$

Balance – beginning of year	72,226	70,086
Addition to statutory reserves	22,431	2,140
Balance –end of year	744,693	72,226

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire five years from the date of grant. On December 29, 2011, the Company entered into five-year agreements with its employees and directors. In connection with their services, the Company issued an aggregate of 450,000 options to acquire the Company’s common shares at an exercise price of $1.45 per share. The options vest in equal annual installments over the five years of the agreements. As of December 29, 2011, all of the 450,000 options have not been fully vested.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected Terms (years)	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5	126%	0%	0.83%	1.22
Directors and officers	5	126%	0%	0.83%	1.22

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	EQUITY (CONTINUED)

Stock Option Plan (Continued)

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	-
Granted	450,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	450,000	$1.45	$-

Following is a summary of the status of options outstanding and exercisable at December 31, 2011:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$1.45	450,000	5	$1.45	90,000	5

For the years ended December 31, 2011 and 2010, the Company recognized $903 and $0, respectively, as compensation expenses under its stock option plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. The Company had 157,500 warrants outstanding as of December 31, 2011. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years.

The fair value of the outstanding warrants at December 31, 2011 for A&S was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share (USD/share)	1.42	(1)
Exercise price (USD/share)	10.00	(2)
Risk free rate	0.36%	(3)
Dividend yield	-	(4)
Expected term/Contractual life (years)	3.31	(5)
Expected volatility	125.5%	(6)

The fair value of the outstanding warrants at December 31, 2011 for Hawks was calculated using the Black Scholes Model with the following assumptions:

		Notes
Fair value per share (USD/share)	1.42	(1)
Exercise price (USD/share)	9.60	(2)
Risk free rate	0.36%	(3)
Dividend yield	-	(4)
Expected term/Contractual life (years)	3.31	(5)
Expected volatility	125.5%	(6)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010.

	Carrying Value at December 31, 2011	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$96,469	$-	$96,469	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

	December 31, 2011	December 31, 2010
	US$	US$
Beginning balance	318,109	-
Warrants issued	-	270,000
Fair value change of the issued warrants included in earnings	(221,640)	48,109
Ending balance	96,469	318,109

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	WARRANTS (CONTINUED)

(1) Fair Value of Underlying Ordinary Shares

$1.42 was the close price of the Company’s Common Shares on December 31, 2011.

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

The fair value of each A&S warrant at December 31, 2011 was $0.64. The total fair value of such warrants was $96,469 at December 31, 2011.

The fair value of the warrants for A&S was $270,000 on the date of grant which was recognized as IPO expense. The decrease in the fair value of the warrants during the period was recognized as a change in fair value of warrants liability which was included in statements of operations.

The fair value of each Hawks warrant at December 31, 2011 was $0.65. The total fair value of such warrants was $4,894, which has not been reflected in the Company’s consolidated financial statements due to immateriality.

The fair value of the warrants for Hawk at the grant date was $15,000. The increase in fair value of the warrants resulted in a loss of $11,478, which has not been reflected in the Company’s consolidated financial statements due to immateriality.

Following is a summary of the warrants activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2009	-
Granted	157,500
Forfeited	-
Exercised	-
Outstanding as of December 31, 2010	157,500
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	157,500	$9.98	3.31

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the years ended December 31, 2011 and 2010. The high technology certification will expire and be renewed by 2012.

The tax rate for BTL is 25% in 2011 and 2010.

A reconciliation of income tax expense and the amount computed by applying the statutory income tax rate to the income before income tax provision is as follows:

	Year Ended December 31
	2011	2010
	US$	US$
Tax computed at statutory rate	774,327	850,034
Decrease in income taxes resulting from temporary differences	(118,030)	-
Permanent differences	-	-
	656,297	850,034

The tax provision consists of a current provision of $774,327 and $850,034 for 2011 and 2010, respectively, and a deferred benefit of $118,030 and $0, for 2011 and 2010, respectively.

United States

Breathcare is a limited liability company and is not subject to federal income tax. As of December 31, 2011, Breathcare was inactive.

15.	RELATED PARTY TRANSACTIONS

At December 31 2010, the amount due to an officer was $2,358 representing expenses paid by an officer of the Company. This amount was repaid in the first three months of 2010 and no amount was due at December 31, 2011.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	OTHER INCOME

For the year ended December 31, 2010, the Company received approximately $443,000 (RMB 3,000,000) from the local government in China as a reward for the Company successfully going public and listing on a U.S. exchange.

For the year ended December 31, 2011, the Company received approximately $27,423 (RMB 177,200) from the local government in China as subsidy.

17.	CONCENTRATIONS

Major Customers

For the year ended December 31, 2011, approximately 13% of the Company’s revenues was received from each of two customers. For the year ended December 31, 2010, approximately 8% of the Company’s revenues was received from one customer.

At December 31, 2011 and 2010, receivables from four customers were approximately 12%, 10%, 9%, 9% and 12%, 11%, 11%, 9%, respectively.

Revenues

For the years ended December 31, 2011 and 2010, the Company’s three top selling products accounted, in the aggregate, for approximately 27% and 53%, respectively, of its total net revenues.

The following represents the revenues by product line, all derived from China:

	For the years ended December 31,
	2011	2010
	US$	US$
Product Lines
Medical Devices	19,362,673	19,157,703
Respiratory and Oxygen Homecare	2,276,610	440,757
	21,639,283	19,598,460

Subsequent Events

On January 10, 2012, the Company entered into a warrant purchase agreement with the Company’s investment consultant, Firs Trust Group, Inc., pursuant to which, the Company issued 100,000 warrants expiring January 10, 2017 to purchase Company’s common shares at $4.00 a share, as compensation for the services. The fair value of the warrants was approximately $98,000, which was calculated by using a fair value option model.

 On January 9, 2012, the Company entered into a consulting agreement with an investor relationship consultant, pursuant to which, the Company will grant this consultant 5,000 shares of restricted stock every quarter as compensation for services rendered. The first 5,000 shares were granted on February 13, 2012. The fair value of the shares granted on February 13, 2012 was approximately $11,000 based on the closing price on that date.

On February 2, 2012, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $792,945 (RMB 5,000,000) with floating interest rate which was approximately 8.2% per year, due on January 30, 2013.

