Form 10-Q
period 2012-03-31
Dehaier Medical Systems Ltd
filed 2012-05-09
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to                     .

Commission File Number 001-34661

Dehaier Medical Systems Limited

(Exact name of registrant as specified in its charter)

British Virgin Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

Room 501, 83 Fuxing Road

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

The Company is authorized to issue 18,307,038 Shares. As of May 9, 2012, the Company has issued and outstanding 4,570,000 Shares.

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

The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes included elsewhere in this report. In this report, the terms “we,” “the Company” and “our” refer to Dehaier Medical Systems Limited, a British Virgin Islands company (“Dehaier”), Beijing Dehaier Technology Company Limited, our variable interest entity in the People’s Republic of China (“BTL”) and Beijing Dehaier Medical Technology Company Limited, our operating subsidiary in the People’s Republic of China (“BDL”). This discussion contains forward-looking statements that involve risks and uncertainties. Actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors.

This section should be read together with the consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 19, 2012.

Overview

We are a company in the business of developing and distributing medical devices. We have been focusing on developing the respiratory and oxygen homecare business in particular since 2006.

We design, develop and market our own branded products and medical components. Since we do not operate any fully scaled manufacturing facilities, we contract some of the medical components to outside manufacturers in China. Most of our branded products require light assembly by us before distribution.

We also distribute products designed and manufactured by other companies. We broaden our product portfolio through distribution agreements with international manufacturers, and most of the products we distribute are imported. Our distribution offerings are mostly medical equipment used in the operating room, the intensive care unit (“ICU”) and the emergency room.

While we sell our products primarily through distributors, we also make direct sales to hospitals, clinics and government health bureaus. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs.

Business Development

In January 2012, we received Conformité Européenne (CE) certification for our sleep diagnostic devices and air compressors. The CE mark recognizes that the two products meet European Union (EU) health and safety standards and are approved for sale in the 27 member states of the EU and in the four members of the European Free Trade Association (EFTA).

In March2012, we won a new bid to implement a government procurement project to provide imaging equipment for township hospitals in Xi’an, Shaanxi, China.

Also in March2012, we obtained two software copyrights for our CPAP devices. The addition of these copyrights to our intellectual property portfolio reflects progress in our ongoing research and development efforts into the new generation of homecare CPAP devices.

Growth Strategies

We plan to build our brand name domestically as both a distributor and a trusted partner by leveraging our relationships with healthcare professionals, agents and other downstream distributors, maintaining and expanding our customer base, and promoting business growth steadily.

We plan to broaden our portfolio of products we distribute for other companies by cooperating with more internationally recognized medical equipment manufacturers. We also intend to take advantage of our well-established distribution network to grow sales revenues. By actively participating in state-level contracted healthcare programs, we will continue to expand our key account business and build a higher level of contact and relationships with the government and other healthcare industrial insiders.

We plan to expand our product portfolio through continued investment in research and development and pursuing attractive opportunities to acquire complementary companies. We have had steady growth in our brand name homecare medical products. We will expand our distribution channels through many new options, such as third party e-commerce platforms and chain drug stores. We plan to create more cross-selling opportunities for our homecare products while providing oxygen delivery through the service platform.

We have started and intend to continue developing our home oxygen service business in Beijing and eventually expand this service platform to all major markets in China. We also plan to offer more value-added services to our customers based on this platform. Our long-term goal is to provide our customers an all-in-one solution in the home healthcare field. Furthermore, we will continue to leverage our existing network of consumer experience centers, or CECs, to showcase our new products as well as service, such as home oxygen service.

We will continue to expand into overseas markets and establish a distribution network, through distribution agreements, OEM partnerships, direct sales force efforts and e-commerce platforms. We will build our brand name by actively participating in international trade shows and other marketing activities. To the extent we have adequate demand for our homecare medical products abroad; we will continue seeking regulatory approval to sell these products in the United States and Europe.

Results of Operations

For the three months ended March 31, 2012 and 2011, our total revenues amounted to approximately $3.32 million and $2.95 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the three months ended March 31, 2012 and 2011 was approximately $0.13 million and $0.21 million, respectively. Such decrease in net income was mainly due to the increase in non-cash change in fair value of warrants liability in Q1 of 2012. Excluding the effects of non-cash change in fair value of warrants liability (which resulted in a loss of $199,508 and a gain of $9,526 for three months ended March 31, 2012 and 2011, respectively), the Company’s net income for the quarter ending March 31, 2012 would have been$325,529, an increase of 66.18% compared to $195,888 for the same period of 2011.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our sales revenues and net income are:

•	the level of acceptance of our products among hospitals and other healthcare facilities;

•	our ability to price our products at levels that provide favorable margins;

•	new products introduced by us and our competitors;

•	our ability to attract and retain distributors and key customers;

•	Our continued investment in research and development activities and our retention of key employees;

•	changes in China’s macro-economic environment and healthcare-related government policies and legislation; and

•	global economic conditions.

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

Respiratory and Oxygen Homecare Products and Home Oxygen Therapy Service (or “HOTS”)

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

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses increased both as a percentage of our total revenues and in absolute amount for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to the development of government-related projects, homecare and oxygen therapy clients and international market development. Further, our research and development investments and efforts in maintaining capital market relationships contributed to the increase of our operating expenses. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total revenues for the three months indicated.

	For the Three months Ended March 31,
	2012		2011
	USD		USD
	(‘000)%		(‘000)%
Revenues	3,316	100.00	2,953	100.00

Costs and expenses
Cost of revenues	2,075	62.57	1,955	66.22
General and administrative expenses	491	14.80	504	17.07
Selling expenses	319	9.61	240	8.12

Total costs and expenses	2,885	86.98	2,699	91.41

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011.

Revenues

Our total revenues increased by12.30% from $2.95 million for the three months ended March 31, 2011 to $3.32 million for the three months ended March 31, 2012. In the first quarter of 2012, we continuously developed our sales channels on traditional medical devices sales as well as government procurement projects and the burgeoning respiratory and oxygen homecare market.

Cost of Revenues

Our cost of revenues increased by 6.11% from $1.96 million for the three months ended March 31, 2011 to $2.07 million for the three months ended March 31, 2012. Our cost of revenues grew at a slower rate than our revenue growth. Our gross margin increased due to reduced material consumption during product production through effective and efficient inventory and cost management starting from the last quarter in 2011. However, we predict inflation pressures are likely to persist, which could lead increase our cost of revenues in the coming period.

Gross Profit

Our gross profit increased from $1.00 million in the three months ended March 31, 2011 to $1.24 million in the same period of 2012, while the gross margin increased from 33.78% in 2011 to 37.43% in 2012. The management believes such increase in gross margin is a result of operating effectiveness.

Operating Expenses

Our operating expenses increased by 8.90% from $0.74 million for the three months ended March 31, 2011 to $0.81 million for the three months ended March 31, 2012. Operating expense increases were largely due to the increase in general and administrative and selling expenses, which include higher expenses in relation to government projects and the research and development. The expenses increased slightly more slowly than revenues because we enhanced performance appraisals for our employees, which allowed us to manage labor expenses while incentivizing revenue growth.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses decreased by 2.54% from $0.50 million for the three months ended March 31, 2011 to $0.49 million for the three months ended March 31, 2012. This decrease was mainly due to the improvement in on budget management and cost accounting effectiveness.

We expect that our general and administration expenses may increase in the near future as a result of further development in our R&D projects and professional fees for being a public company in the U.S.

Operating Expenses - Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses increased by 32.95% from $0.24 million for the three months ended March 31, 2011 to $0.32 million for the three months ended March 31, 2012.These selling expense increases primarily because we have invested in strengthening our distribution network, relationships with customers, and development of the homecare device market (in particular our oxygen therapy service initiative). We expect our selling expenses will continue to grow (possibly more quickly than revenues) as we drive top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $0.45 million in the three months ended March 31, 2012, compared to approximately $0.30 million in the same period of 2011. Operating income increased by 52.44%, largely due to the increase in gross margin.

Taxation

Our income tax expense was approximately $0.10 million in the three months ended March 31, 2012, compared to approximately $0.08 million in the same period of 2011was primarily due to an increase in our taxable income.

Net Income

We had net income of approximately $0.13 million in the three months ended March 31, 2012, compared to approximately $0.21 million in 2011, decreased by 37.73%. The decrease in net income was mainly affected by the change in fair value of our warrants liability. Excluding the effects of non-cash change in fair value of our warrants liability (which was a loss of $199,508 and a gain of $9,526 for three months ended March 31, 2012 and 2011,respectively), the Company’s net income for the quarter ending March 31, 2012 would have been$325,529, an increase of 66.18% as comparing to $195,888 for the same period of 2011. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $0.21 million and $0.13 million in the three months ended March 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of March 31, 2012, we had approximately $2.30 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $3,694,486 at December 31, 2011 to $2,299,270 at March 31, 2012. We believe that our currently available working capital of $27,524,771, including cash of $2,299,270, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months. To the extent we engage in acquisitions or other business expansion in the future, we will need to rely on a variety of sources of funding, including but not limited to operating cash and debt/equity financings.

Operating Activities

Net cash used in operating activities was $1,590,597 for the three months ended March 31, 2012, as compared to $2,113,734 for the same period in 2011 because management’s focus on operating effectiveness resulted in the improvement of turnover of accounts receivable and inventory.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $5,758, compared to $10,632for the same period of 2011. The cash used in investing activities in each quarter was mainly attributable to capital expenditures for the purchase of new equipment.

Financing Activities

During the first quarter 2012, the Company repaid $631,428 of its short-term bank loan on maturity and entered into a new loan agreement for $791,315.The net amount provided by financing activities was $0.16 million at March 31, 2012.

Capital Expenditures

We made capital expenditures of approximately $6 thousand and $8 thousand in the three months of 2012 and 2011, respectively. Our capital expenditures were used to purchase machinery for our assembly line.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for periods ended September 30, 2011 and2010. The tax rate for BTL is 25% for periods ended September 30, 2011 and 2010.

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

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, BDL, its majority-owned subsidiary, and BTL. All significant inter-company transactions and balances are eliminated in consolidation.

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

Prior to 2011, receivables were considered past due after 3 years and written off. Management determined this write-off policy by reviewing the decrease in likelihood of collection as a function of time and concluded that collectability of accounts receivable after three years was significantly impaired compared with collectability prior to such time. In 2011, after assessing the distributors’ economic factors and the Company’s historic experiences, management decided that receivables over 1 year are considered past due. Because this change was not retroactive, the current period’s net income and earnings per share are lower than the comparable period in 2011.

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

The Company adopted the provisions of ASC Topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” ASC Topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC Topic 815 became effective for the Company this period when warrants were issued in connection with the Company’s initial public offering (“IPO”). Such warrants are indexed to the Company’s common shares, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations. An increase of the warrants liability would decrease net income and earnings per share. A decrease in warrants liability would increase net income and earnings per share of the Company.

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

As of March 31, 2012, the Company carried out an evaluation, under the supervision of and with the participation of management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in timely alerting them to information required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None

(c) None.

Item3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.3	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.4	Distribution agreement with IMD (1)

10.5	Distribution agreement with Heyer(2)

10.6	Translation of form of independent distributor agreement (1)

10.7	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.8	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.9	Translation of Executive Officer Employment Agreement for Aileen Qi(2)

10.10	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.11	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.12	Mortgage Contract between ICBC and BDL (1)

10.13	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.14	Description of oral loan contract between BTL and BDL (1)

10.15	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (3)

101.INS	XBRL Instance Document (4)

101.SCH	XBRL Taxonomy Extension Schema Document (4)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (4)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (4)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (4)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (4)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on September 30, 2010.
(4)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

May 9, 2012	By:	/s/ Ping Chen
Ping Chen
Chief Executive Officer
(Principal Executive Officer) and
Duly Authorized Officer

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

INDEX TO FINANCIAL STATEMENTS

PAGE
UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2012 and 2011	F-3

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011	F-4

Notes to the Unaudited Condensed Consolidated Financial Statements	F-5

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2012	2011
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	2,299,270	3,694,486
Accounts receivable -less allowance for doubtful accounts of $860,826 and $859,509	12,899,579	12,159,842
Other receivables	4,223,142	2,522,136
Prepayment and other current assets	6,632,088	6,714,001
Inventories, net	4,157,547	5,532,311
Tax receivable	371,283	888,452
Deferred tax asset	118,210	118,030
Total Current Assets	30,701,119	31,629,258

Property and equipment, net	3,240,476	3,348,533
Total Assets	33,941,595	34,977,791

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	1,747,152	1,585,890
Accounts payable	28,386	32,925
Advances from customers	194,197	303,000
Accrued expenses and other current liabilities	322,523	349,158
Taxes payable	548,897	2,042,048
Warranty obligation	335,193	334,680
Total Current Liabilities	3,176,348	4,647,701

OTHER LIABILITIES
Warrants liability	295,977	96,469
Total Liabilities	3,472,325	4,744,170

Commitments and Contingency

Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,565,000 and 4,560,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	12,467	12,454
Additional paid in capital	13,341,429	13,281,374
Retained earnings	13,067,592	12,941,572
Accumulated other comprehensive income	2,628,283	2,585,488
Total Dehaier Medical Systems Limited shareholders' equity	29,049,771	28,820,888
Non-controlling interest	1,419,499	1,412,733
Total equity	30,469,270	30,233,621
Total liabilities and equity	33,941,595	34,977,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2012	2011
	US$	US$
Revenue	3,315,931	2,952,706

Costs of revenue	(2,074,656)	(1,955,247)

Gross profit	1,241,275	997,459

Service income	40,397	84,833
Service expenses	(17,460)	(40,697)
General and administrative expense	(490,713)	(503,526)
Selling expense	(318,679)	(239,701)

Operating Income	454,820	298,368

Financial expenses ( including interest expense of $27,163 and $16,177)	(27,649)	(15,613)
Change in fair value of warrants liability	(199,508)	9,526

Income before provision for income tax	227,663	292,281

Provision for income tax	(97,048)	(82,537)

Net income	130,615	209,744

Non-Controlling interest in income	(4,594)	(4,330)

Net income attributable to Dehaier Medical Systems Limited	126,021	205,414

Net income	130,615	209,744

Other comprehensive income
Foreign currency translation adjustments	42,795	187,280

Comprehensive Income	173,410	397,024
Comprehensive loss (income) attributable to the non-controlling interest	(6,766)	6,576

Comprehensive income attributable to Dehaier Medical Systems Limited	166,644	403,600

Earnings per share
-Basic	0.03	0.05
-Diluted	0.03	0.04

Weighted average number of common shares used in computation
-Basic	4,562,611	4,502,667
-Diluted	4,710,528	4,660,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2012	2011
	US$	US$
Cash flows from operating activities

Net income	130,615	209,744
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation expense	60,068	59,300
Depreciation and amortization	118,724	109,373
Change in fair value of warrants liability	199,508	(9,526)
Increase in accounts receivable	(739,737)	(752,897)
Decrease (Increase) in prepayments and other current assets	81,913	(2,884,433)
Decrease (Increase) in other receivables	(1,701,006)	167,707
Decrease in inventories	1,374,764	484,029
Decrease (Increase) in tax receivable	517,169	(69,169)
Increase (Decrease) Increase in accounts payable	(4,539)	116,617
Decrease (Increase) in advances from customers	(108,803)	25,248
Increase in accrued expenses and other current liabilities	(26,122)	(17,345)
(Decrease) Increase in tax payable	(1,493,151)	447,618
Net cash used in operating activities	(1,590,597)	(2,113,734)

Cash flows from investing activities
Capital expenditures and other additions	(5,758)	(8,274)
Advances to related parties	-	(2,358)
Net cash used in investing activities	(5,758)	(10,632)

Cash flows from financing activities
Proceeds from bank loan	791,315	-
Repayment of bank loan	(631,428)	(610,816)
Net cash provided by (used in) financing activities	159,887	(610,816)

Effect of exchange rate fluctuations on cash and cash equivalents	41,252	184,469

Net decrease in cash and cash equivalents	(1,395,216)	(2,550,713)

Cash and cash equivalents at beginning of period	3,694,486	5,923,386

Cash and cash equivalents at end of period	2,299,270	3,372,673

Supplemental cash flow information
Income tax paid	775,123	4,583
Interest paid	27,163	16,177

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 19, 2012.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Dehaier, and its majority-owned and wholly-owned subsidiaries (collectively, the “Company”). All significant inter-company transactions and balances are eliminated in consolidation.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation - Continued

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	March 31,	December 31,
	2012	2011
	US$	US$
Total current assets	428,679	425,464
Total assets	1,430,128	1,448,432
Total current liabilities	10,629	35,699
Total liabilities	10,629	35,699

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company's condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, warranty obligation, warrants liability, Stock-based compensation and useful lives of property and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Prior to 2011, receivables were considered past due after 3 years. In 2011, after assessing the distributors’ economic factors and Company’s historic experience, management decided that receivables over 1 year will be considered past due. Management has determined that an allowance of $860,826 (RMB5,419,725) and $859,509 (RMB5,419,725) was appropriate at March 31, 2012 and December 31, 2011 respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts, or receives advance payments from customers. Advances to suppliers were $3,747,665 and $4,348,847 as of March 31, 2012 and December 31, 2011, respectively, which were included in prepayments and other current assets. Advances from customers were $194,197 and $303,000 as of March 31, 2012 and December 31, 2011, respectively.

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

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company's initial public offering. Such warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the condensed consolidated statement of income and comprehensive income (see Note 11).

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

Warrants liabilities qualify as financial instruments, and are carried on the condensed consolidated balance sheet at its fair value.

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, with level 2 inputs, and the change is recorded in earnings.

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $51,233 (RMB322,556) and $51,154 (RMB322,556) as of March 31, 2012 and December 31, 2011, respectively, and the provision is included in the operating expenses in the condensed consolidated statements of operations.

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

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $335,193 (RMB2,110,361), $334,680 (RMB2,110,361) at March 31, 2012 and December 31, 2011, respectively. Warranty expense for the three months ended March 31, 2012 and 2011 was $8,311 and $29,527, respectively.

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. The average stock price for the year of 2011 did not exceed the exercise price of the outstanding warrants; therefore none of the outstanding warrants were included in the diluted earnings per share.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of March 31, 2012, the Company recorded a deferred tax asset for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses. The company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of March 31, 2012 and December 31, 2011.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company had filed its 2008 and 2009 Value Added Tax (“VAT”) returns for some of its customers during the year 2011 and three months ended March 31, 2012. All the potential VAT liabilities on these VAT returns occurred in current period were also accrued and included in the accompanying condensed consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. As of March 31, 2012 and December 31, 2011, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the three months ended March 31, 2012 and 2011, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES

Other receivables consist of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Due from suppliers	1,065,766	350,679
Deposits for ongoing contracts	3,084,327	2,110,942
Employee advances	73,049	60,515
	4,223,142	2,522,136

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Advances to suppliers	3,747,665	4,348,847
Prepayment for equipment purchase	2,631,507	2,300,415
Other prepaid expenses	252,916	64,739
	6,632,088	6,714,001

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Buildings	1,351,692	1,349,624
Land use rights	308,769	308,297
Plant and machinery	2,982,319	2,973,593
Automobiles	43,936	43,869
Office and computer equipment	506,205	503,833
	5,192,921	5,179,216

Less: Accumulated depreciation and amortization	(1,952,445)	(1,830,683)
Property and equipment, net	3,240,476	3,348,533

At March 31, 2012 and December 31, 2011, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB11,000,000 (US$1,747,152) and RMB10,000,000 (US$1,585,890), respectively (see Note 7).

Depreciation and amortization expense was $118,724 and $109,373, for the three months ended March 31, 2012 and 2011, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTY AND EQUIPMENT, NET (CONTINUED)

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

6.	TAX RECEIVABLE

Tax receivable consists of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Value added tax receivable	371,283	888,452

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

The tax receivable as of March 31, 2012 and December 31, 2011 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

7.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 18th. Average interest rates for the three months ended March 31, 2012 and 2011 were 5.78% and 5.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On June 14, 2011, the bank renewed the Company's credit line that bears interest at a variable rate with payments due on January 20, 2012 and June 14, 2012 for RMB4,000,000 and RMB6,000,000, respectively. On January 19, 2012, RMB 4,000,000 was paid.

On February 2, 2012, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $792,945 (RMB 5,000,000) with floating interest rate which was approximately 8.2% per year, due on January 30, 2013. Pursuant to the terms of the agreement, the line of credit is guaranteed by an officer of the Company.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	March 31,	December 31,
	2012	2011
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	749,287	744,693
Accumulated other comprehensive income	286,001	283,829
	1,419,499	1,412,733

9.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012 for one year. Approximate future minimum lease payments under these leases at March 31, 2012, are as follows:

Future payment for the twelve months ending March 31, 2013	US$
2013	36,530

Rent expense for the three months ended March 31, 2012 and 2011 was $21,478 and $17,279, respectively.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $276,000 and $235,000 as of March 31, 2012 and December 31, 2011, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EQUITY

Common Shares

On March 8, 2011, Dehaier issued 10,000 unregistered common shares to an investment relations firm. The fair value of the shares on the issuance date based on the closing price was $59,300.

On November 16, 2011, Dehaier issued 50,000 unregistered common shares to a consulting firm. The fair value of the shares on the issuance date based on the closing price was $84,250.

On January 9, 2012, Dehaier issued 5,000 unregistered common shares to an independent contractor. The fair value of the shares on the issuance date based on the closing price was $11,000.

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of March 31, 2012, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the three months ended March 31, statutory surplus reserve activity was as follows:

For the three months ended March 31, 2012
US$
Balance at December 31, 2011	744,693
Addition to statutory reserves	4,594
Balance at March 31, 2012	749,287

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	EQUITY (CONTINUED)

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire five years from the date of grant. On December 29, 2011, the Company entered into five-year agreements with its employees and directors. In connection with their services, the Company issued an aggregate of 450,000 options to acquire the Company’s common shares at an exercise price of $1.45 per share. The options vest in equal annually installments over the five years of the agreements. As of December 29, 2011, none of the 450,000 options have been fully vested.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected Terms (years)	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5	126%	0%	0.83%	1.45
Directors and officers	5	126%	0%	0.83%	1.45

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	450,000	$1.45
Granted	-
Forfeited	-
Exercised	-
Outstanding as of March 31, 2012	450,000	$1.45	$400,500

Following is a summary of the status of options outstanding and exercisable at March 31, 2012:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$1.45	450,000	5	$1.45	90,000	5

For the three months ended March 31, 2012 and 2011, the Company recognized $27,390 and $0, respectively, as compensation expense under its stock option plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. On January 10, 2012, the Company issued 100,000 warrants to Firs Trust Group, Inc., (“Firs Trust”), the Company’s investor relations consultancy. The Company had 257,500 warrants outstanding as of March 31, 2012. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years. All the warrants granted to Firs Trust have the right to purchase one share of common stock for an exercise price of $4.00 per share with a term of 5 years.

The fair values of the outstanding warrants at March 31, 2012 were calculated using the Black Scholes Model with the following assumptions:

Market price per share (USD/share)	2.34
Exercise price (USD/share)	4.00 to 10.00
Risk free rate	1.04%, 0.51%
Dividend yield	-
Expected term/Contractual life (years)	3.06 to 4.78
Expected volatility	136.4%

The following table sets forth by level within the fair value hierarchy of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively.

	Carrying Value at March, 2012	Fair Value Measurement at March 31, 2012
		Level 1	Level 2	Level 3
Warrants liability	$295,977	$-	$295,977	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

	March 31, 2012	December 31, 2011
	US$	US$
Beginning balance	96,469	318,109
Warrants issued	-	-
Fair value change of the issued warrants included in earnings	199,508	(221,640)
Ending balance	295,977	96,469

Following is a summary of the warrants activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2011	157,500	$9.98	3.31
Granted	100,000
Forfeited	-
Exercised	-
Outstanding as of March 31, 2012	257,500	$7.66	3.73

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the three months ended March 31, 2012 and 2011. The high technology certification will expire and be renewed in September 2012.

The tax rate for BTL is 25% in 2012 and 2011.

United States

Breathcare is a limited liability company and is not subject to federal income tax. As of March 31, 2012, Breathcare was inactive.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	CONCENTRATIONS

Major Customers

For the three months ended March 31, 2012, approximately 27% of the Company’s revenues was received from one customer. For the three months ended March 31, 2011, approximately 18% of the Company’s revenues was received from one customer.

At March 31, 2012 and 2011, receivables from four customers were approximately 11%, 9%, 8%, 8% and 12%, 11%, 11%, 10%, respectively.

Revenues

For the three months ended March 31, 2012 and 2011, the Company’s three top selling products accounted, in the aggregate, for approximately 81% and 90%, respectively, of its total net revenues.

The following represents the revenues by product line, all derived from China:

	For the three months ended March 31,
	2012	2011
Product Line	US$	US$

Medical Devices	2,924,301	2,743,701
Respiratory and Oxygen Homecare	391,630	209,005
	3,315,931	2,952,706

Subsequent Events

The Company issued 5,000 shares to an investor relationship consultant on April 5, 2012 pursuant to a consulting agreement signed on January 9, 2012. The fair value of the shares granted on April 5, 2012 was approximately $12,000 based on the closing price on that date.

On April 23, 2012, the Company signed a strategic cooperation agreement with Timesco of London Ltd., to be its exclusive distributor in mainland China for Timesco’s entire laryngoscope Optima series of products in the next three years.

