Form 10-Q
period 2012-06-30
Dehaier Medical Systems Ltd
filed 2012-08-13
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 18,307,038 Shares. As of August 13, 2012, the Company has issued and outstanding 4,570,000 Shares.

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-Q

i

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

ii

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

Overview

We are a company in the business of developing and distributing medical devices. We have been focusing on the respiratory and oxygen homecare industry in particular since 2006.

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

Business Development

In April 2012, we renewed our strategic cooperation agreement with Timesco of London Ltd. The agreement appoints us as the exclusive distributor for Timesco’s CXL and Eclipse series laryngoscope products in mainland China for three years.

In May 2012, we extended our exclusive distribution authorization with INTERMEDICAL (“IMD”), to distribute its RADIUS C-arm X-ray machines in mainland China. The extended term runs through 2014.

In June 2012, we entered a three-year strategic mutual cooperation agreement with HEYER Medical AG (“Heyer”). According to this agreement, we will continue to be one of the key Chinese distributors for Heyer’s anesthesia machines and the exclusive distributor of its nebulizers in China.

Also in June 2012, we co-developed a “High-Efficiency Oxygen Inhaler” with Dr. Ding Jianzhang of Beijing Haidian Hospital. This inhaler is expected to begin selling in mainland China in the third quarter of 2012. The portable device is designed for use in homecare oxygen therapy, emergency treatment, disaster relief activities and high-altitude settings.

In July 2012, we received approval from China’s State Food and Drug Administration (“SFDA”) for our proprietary homecare medical CPAP device, the DHR-CPAP-C5. The certificate is valid until July 1,2016 (subject to renewal) and allows us to sell the product in mainland China.

Also between April and June 2012 we obtained software copyrights from China’s National Copyright Administration for four of our proprietary technologies, including (1) Analysis and Monitoring Software of Adsorption Tower Oxygen Generation Process, (2) Dehaier Homecare CPAP Controlling Software, (3) Ventilator of CPAP Controlling Software and (4) Air Compressor Controlling Software. These copyrights have been approved for 50 years from the grant date.

Growth Strategies

We plan to build our brand name domestically as both a distributor and a trusted partner by leveraging our relationships with healthcare professionals, agents and other downstream distributors, maintaining and expanding our customer base, and promoting steady business growth.

We plan to broaden the portfolio of products we distribute for other companies by cooperating with more internationally recognized medical equipment manufacturers. We also intend to take advantage of our well-established distribution network to grow sales revenues. By actively participating in state-level contracted healthcare programs, we will continue to expand our key account business and build a higher level of contact and relationships with the government and other healthcare industrial insiders.

We plan to expand our product portfolio through continued investment in research and development and pursuing attractive opportunities to acquire complementary products and technologies. We have had steady growth in our brand name homecare medical products. We will expand our distribution channels through many new options, such as third party e-commerce platforms and retail drugstore chains. We plan to leverage our oxygen delivery service platform to introduce our homecare products to customers, generating potential cross-selling opportunities.

We have started and intend to continue developing our home oxygen service business in Beijing and eventually expand this service platform to all major markets in China. We also plan to offer more value-added services to our customers based on this platform. Our long-term goal is to provide our customers an all-in-one solution in the home healthcare field. Furthermore, we will continue to leverage our existing network of consumer experience centers, or CECs, to showcase our new products and services, such as our home oxygen services.

We will continue to expand into overseas markets and establish a distribution network, through distribution agreements, OEM partnerships, direct sales force efforts and e-commerce platforms. We will build our brand name by actively participating in international trade shows and other marketing activities. To the extent we have adequate demand for our homecare medical products abroad, we will continue seeking regulatory approval to sell these products in the United States and Europe.

Results of Operations

Overview

For the six and three months ended June 30, 2012 and 2011, our total revenues amounted to approximately $10.30 million, $10.67 million, $6.98 million and $7.71 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the six and three months ended June 30, 2012 and 2011 was approximately $1.82 million, $1.94 million, $1.69 million and $1.74 million, respectively. Both the revenue and net income attributable to Dehaier decreased slightly, mainly due to the Company’s operating strategy adjustments. While we continuously developed our sales channels on traditional medical devices sales, in recent months, we also began adjusting our strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market.

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

Medical Devices (Including Related Supporting Products) – Our Proprietary and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, medical ventilators, general hospital products and related supporting products. Our medical device line is our largest product line and has the most extensive market penetration. We anticipate that we will continue to experience revenue growth in our medical devices line as we further develop our market through the introduction of new advanced product offerings and the participation in favorable government programs. In addition, we have recently begun to engage in state-level healthcare projects. We may procure high-end medical equipment for our clients, which may not necessarily be part of our existing distributed brands portfolio. We refer to these kinds of contracted projects as “key account business.” Although this business may carry lower margins, the contract value for such business is typically larger and can contribute materially to our revenues.

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

Cost of Revenues

Cost of revenues primarily includes raw materials, parts for assembly, wages, handling charges, amortization of software copyrights, and other expenses associated with the assembly and distribution of product.

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

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011.

We believe that historical period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

Revenues

Our total revenues decreased by 3.44% from $10.67 million for the six months ended June 30, 2011 to $10.30 million for the six months ended June 30, 2012. In the first half-year of 2012, we continuously developed our sales channels for traditional medical devices sales. At the same time, we also began to adjust our operating strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market.

Cost of Revenues

Our cost of revenues decreased by 7.46% from $6.83 million for the six months ended June 30, 2011 to $6.32 million for the six months ended June 30, 2012. Our efforts to manage our inventory and costs allowed us to decrease our cost of revenues at a faster rate than our revenues declined. The reduction in material consumption caused our gross margins to increase. However, we predict inflation pressures are likely to persist in China, which could lead to an increase in our cost of revenues in the coming quarters.

Gross Profit

Our gross profit increased from $3.84 million in thesis months ended June 30, 2011 to $3.98 million in the same period of 2012, while our gross margin increased from 35.99% in 2011 to 38.66% in 2012. The management believes such increase in gross margin is the result of operating efficiency.

Operating Expenses

Our operating expenses decreased by 0.95% from $1.71 million for the six months ended June 30, 2011 to $1.69 million for the six months ended June 30, 2012. Our general and administrative and selling expenses generally remained the stable in both 2012 and 2011. We analyzed our six months operating expenses by general and administrative expenses and selling expenses in the following parts.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses increased by 1.51% from $1.02 million for six months ended June 30, 2011 to $1.03 million for the six months ended June 30, 2012, maintained generally the same for the six months ended June 30, 2012 as it was in the same period of 2011.

We expect that our general and administration expenses may increase in the near future as a result of further R&D expenditures.

Operating Expenses - Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses decreased by 4.56% from $0.69 million for the six months ended June 30, 2011 to $0.66 million for the six months ended June 30, 2012. These selling expense decreases are a result of operating efficiency. We expect our selling expenses will grow as we invest in strengthening our distribution network, growing relationships with our customers, developing the homecare device market (in particular our oxygen therapy service initiative) and driving top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated operating income of approximately $2.38 million in the six months ended June 30, 2012, compared to approximately $2.22 million in the same period of 2011. Operating income increased by 7.18%, mainly because of the improvement of gross margin and expense management.

Taxation

Our income tax expense was approximately $0.42 million in the six months ended June 30,2012, compared to approximately $0.40 million in the same period of 2011, primarily due to an increase in our taxable income.

Net Income

Our net income was approximately $1.81 million in the six months ended June 30, 2012, compared to approximately $1.95 million in 2011, a decrease by 7.19%, mainly because of a change in the fair value of our warrants liability. We calculate the fair value of our warrants each quarter, resulting in a non-cash liability or benefit, depending on whether the fair value our common shares has increased or decreased over the prior period. Excluding the effects of non-cash change in fair value of our warrants liability (which was a charge to operations of $92,067 and a gain of $149,867 for six months ended June 30, 2012 and 2011, respectively), our net income for the six months ended June 30, 2012 would have been $1,900,990, an increase of 5.65% as compared to $1,799,278 for the same period of 2011. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.82 million and $1.94 million in the six months ended June 30, 2012 and 2011, respectively.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011.

Revenues

Our total revenues decreased by 9.46% from $7.71 million for the three months ended June 30, 2011 to $6.98 million for the three months ended June 30, 2012. In the second quarter of 2012, the decrease in revenues was mainly attributed to the company’s operating strategy adjustment. In recent months, the company has made strategic decision by expanding into government procurement projects and homecare oxygen therapy services, while we maintaining our sales growth in our traditional medical devices business. In the short term, this strategy adjustment has caused some temporary softness in our revenue growth. However, the management expects the new strategy to benefit the Company in the future as we rely more on higher margin proprietary products and services.

Cost of Revenues

Our cost of revenues decreased by 12.90% from $4.87 million for the three months ended June 30, 2011 to $4.24 million for the three months ended June 30, 2012. Our efforts to manage our inventory and costs allowed us to decrease our cost of revenues at a faster rate than our revenues declined. The reduction in material consumption caused our gross margins to increase. However, we predict inflation pressures are likely to persist, which could lead increase our cost of revenues in the coming period.

Gross Profit

Our gross profit decreased from $2.84 million in the three months ended June 30, 2011 to $2.74 million in the same period of 2012, while the gross margin increased from 36.84% in 2011 to 39.24% in 2012. The management believes such increase in gross margin is a result of operating efficiency improvements.

Operating Expenses

Our operating expenses decreased by 8.52% from $0.97 million for the three months ended June 30, 2011 to $0.88 million for the three months ended June 30, 2012. Operating expense was divided into general and administrative and selling expenses, which are analyzed below:

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses increased by 5.49% from $0.51 million for the three months ended June 30, 2011 to $0.54 million for the three months ended June 30, 2012. This increase was mainly due to the continuous investment in our R&D projects.

We expect that our general and administration expenses may increase in the near future as a result of further development in our R&D projects and professional fees for being a public company in the U.S.

Operating Expenses - Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses decreased by 24.32% from $0.45 million for the three months ended June 30, 2011 to $0.34 million for the three months ended June 30, 2012. These selling expense decreases are considered as a result of operating efficiency and effectiveness management. We expect our selling expenses will grow as we invest in strengthening our distribution network, growing relationships with customers, developing the homecare device market (in particular our oxygen therapy service initiative) and driving top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated operating income of approximately $1.93 million in the three months ended June 30, 2012 and 2011.

Taxation

Tax expenses were calculated by taxable income. Our income tax expense was approximately $0.32 million in the three months ended June 30, 2012, compared to approximately $0.31 million in the same period of 2011.

Net Income

Our net income was approximately $1.68 million in the three months ended June 30,2012, compared to approximately $1.74 million in 2011, a decrease of 3.51%, mainly because of the increase in financial expenses and change in fair value of warrants.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of June 30, 2012, we had approximately $1.11 million in cash and cash equivalents. As a result of the total cash activities, net cash decreased from $3,694,486 at December 31, 2011 to $1,107,942 at June 30, 2012. This is mainly because we invested in obtaining copyright protection for our software, for our future development. We believe that our currently available working capital of $25,920,190, including cash of $1,107,942, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months. To the extent we engage in acquisitions or other business expansion in the future, we will need to rely on a variety of sources of funding, including but not limited to operating cash and debt/equity financings.

Operating Activities

Net cash used in operating activities was $767,199 for the six months ended June 30, 2012, as compared to $3,356,331 for the same period in 2011. The reasons for this change are mainly as follows:

(i)	For the six months ended June 30, 2011, account receivables increased by $3,451,269, while in the same period of 2012, it increased by $282,688. There is a decrease of $3,168,581 in account receivables. The decrease is attributable to the better aging management, which enhanced the collection of account receivables.

(ii)	For the six months ended June 30, 2011, prepayments and other current assets increased by $4,240,759, while in the same period of 2012, it increased by $522,831. There is a decrease of $3,717,928 in prepayments and other current assets. The Company improved its operating efficiency that accelerated the turnover of prepayments and current assets.

(iii)	For the six months ended June 30, 2011, other receivables decreased by $2,810, while in the same period of 2012, other receivables increased by $1,670,623. There is a increase of $1,673,433 in other receivables. The increase is mainly because of implement of large contracts that increased the deposit amount.

(iv)	For the six months ended June 30, 2011, tax payable increased by $2,022,812, while in the same period of 2012, it decreased by $1,616,959. There is a decrease of $3,639,771 in tax payable. This is mainly because we have settled up the tax payables of previous years since the last quarter of 2011.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $2,405,707, compared to $64,660 for the same period of 2011. The cash used in investing activities in each quarter was mainly attributable to capital expenditures for software copyrights.

Financing Activities

During the first half year 2012, we repaid $1,580,436 of short-term bank loan on maturity and entered into a new loan agreement for $2,373,145. The net amount provided by financing activities was $0.79 million at June 30, 2012.

Capital Expenditures

We made capital expenditures of approximately $2.4 million and $65 thousand in the six months of 2012 and 2011, respectively. In 2011, our capital expenditures were generally used to purchase machinery for our assembly line, while in 2012, our capital expenditures were mainly used to obtain software copyrights.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the six months ended June 30, 2012 and 2011. The high technology certification will expire and be subject to renewal in September 2012. The tax rate for BTL is 25% in 2012 and 2011.

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

As of June 30, 2012, the Company carried out an evaluation, under the supervision of and with the participation of management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in timely alerting them to information required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the six or three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) None

(c) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant (1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant (1)

4.1	Specimen Share Certificate (1)

10.1	Form of Share Option Plan (1)

10.2	Translation of lease agreement for Product Center dated September 23, 2008 (1)

10.3	Translation of lease agreement for Principal Executive Office dated December 21, 2009, effective January 1, 2010 (1)

10.4	Distribution agreement with IMD (1)

10.5	Distribution agreement with Heyer (2)

10.6	Translation of form of independent distributor agreement (1)

10.7	Translation of Executive Officer Employment Agreement for Ping Chen (1)

10.8	Translation of Executive Officer Employment Agreement for Weibing Yang (1)

10.9	Translation of Executive Officer Employment Agreement for Aileen Qi(2)

10.10	Translation of Form of Purchase Agreement with Poverty Aid Office (1)

10.11	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd. (1)

10.12	Mortgage Contract between ICBC and BDL (1)

10.13	Indemnification and Guarantee Contract between Ping Chen and BTL (1)

10.14	Description of oral loan contract between BTL and BDL (1)

10.15	Loss Absorption Agreement between BDL, BTL and shareholders of BTL (1)

21.1	Subsidiaries of the Registrant (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

99.1	Code of Business Conduct and Ethics (1)

99.2	Audit Committee Charter (4)

101.INS	XBRL Instance Document (5)

101.SCH	XBRL Taxonomy Extension Schema Document (5)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (5)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (5)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (5)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (5)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Incorporated by reference to the registrant’s quarterly report on Form 10-Q, File no. 001-34661, filed on May 9, 2012.
(3)	Filed herewith.
(4)	Incorporated by reference to the registrant’s annual report on Form 10-K, File no. 001-34661, filed on September 30, 2010.
(5)	Furnished herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

August 13, 2012	By:	/s/ Ping Chen
Ping Chen
Chief Executive Officer
(Principal Executive Officer) and
Duly Authorized Officer

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

F -1

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	June 30,	December 31,
	2012	2011
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	1,107,942	3,694,486
Accounts receivable -less allowance for doubtful accounts of $880,587 and $859,509	12,414,588	12,159,842
Other receivables	4,192,759	2,522,136
Prepayment and other current assets	7,288,515	6,714,001
Inventories, net	4,799,302	5,532,311
Tax receivable	503,853	888,452
Deferred tax asset	117,110	118,030
Total Current Assets	30,424,069	31,629,258

Property and equipment, net	3,063,366	3,348,533
Intangible assets, net	2,393,781	-
Total Assets	35,881,216	34,977,791

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	2,360,295	1,585,890
Accounts payable	39,040	32,925
Advances from customers	237,653	303,000
Accrued expenses and other current liabilities	319,836	349,158
Taxes payable	425,089	2,042,048
Warranty obligation	332,072	334,680
Total Current Liabilities	3,713,985	4,647,701

OTHER LIABILITIES
Warrants liability	286,041	96,469
Total Liabilities	4,000,026	4,744,170

Commitments and Contingency

Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,570,000 and 4,560,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	12,481	12,454
Additional paid in capital	13,359,602	13,281,374
Retained earnings	14,757,972	12,941,572
Accumulated other comprehensive income	2,359,421	2,585,488
Total Dehaier Medical Systems Limited shareholders' equity	30,489,476	28,820,888
Non-controlling interest	1,391,714	1,412,733
Total equity	31,881,190	30,233,621
Total liabilities and equity	35,881,216	34,977,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F -2

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Revenue	10,299,059	10,665,490	6,983,128	7,712,784

Costs of revenue	(6,317,316)	(6,826,494)	(4,242,660)	(4,871,247)

Gross profit	3,981,743	3,838,996	2,740,468	2,841,537
Service income	132,915	156,428	92,518	71,595
Service expenses	(37,272)	(61,372)	(19,812)	(20,675)
General and administrative expense	(1,031,502)	(1,016,167)	(540,789)	(512,641)
Selling expense	(662,852)	(694,493)	(344,173)	(454,792)

Operating Income	2,383,032	2,223,392	1,928,212	1,925,024

Financial expenses (including interest expense of $64,904, $26,993, $37,741 and $10,816 for the six and three months ended June 30, 2012 and 2011, respectively)	(65,969)	(27,472)	(38,320)	(11,859)
Non-operating Income	395	-	395	-
Change in fair value of warrants liability	(92,067)	149,867	107,441	140,341

Income before provision for income taxes and non-controlling interest	2,225,391	2,345,787	1,997,728	2,053,506

Provision for income tax	(416,468)	(396,642)	(319,420)	(314,105)

Net income	1,808,923	1,949,145	1,678,308	1,739,401

Non-Controlling interest in (income) loss	7,478	(5,654)	12,072	(1,324)

Net income attributable to Dehaier Medical Systems Limited	1,816,401	1,943,491	1,690,380	1,738,077

Net Income	1,808,923	1,949,145	1,678,308	1,739,401

Other comprehensive income
Foreign currency translation adjustments	(226,067)	511,375	(268,862)	324,095

Comprehensive Income	1,582,856	2,460,520	1,409,446	2,063,496
Comprehensive income attributable to the non-controlling interest	21,019	(28,591)	13,253	(17,685)

Comprehensive income attributable to Dehaier Medical Systems Limited	1,603,875	2,431,929	1,422,699	2,045,811

Earnings per share
-Basic	0.40	0.43	0.37	0.39
-Diluted	0.39	0.43	0.36	0.39

Weighted average number of common shares used in computation
-Basic	4,566,160	4,506,354	4,569,722	4,510,000
-Diluted	4,714,077	4,506,354	4,717,639	4,510,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F -3

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2012	2011
	US$	US$

Cash flows from operating activities

Net income	1,808,923	1,949,145
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation expense	124,077	59,300
Depreciation and amortization	246,448	219,976
Change in fair value of warrants liability	92,067	(149,867)
Recovery of doubtful accounts	27,942	-
Changes in assets and liabilities:
Increase in accounts receivable	(282,688)	(3,451,269)
Increase in prepayments and other current assets	(522,831)	(4,240,759)
Decrease (Increase) in other receivables	(1,670,623)	2,810
Decrease (Increase) in inventories	733,009	96,299
Decrease (Increase) in tax receivable	384,599	(911,942)
Increase (Decrease) in accounts payable	6,115	1,153,882
Decrease in advances from customers	(65,347)	(116,220)
(Decrease) Increase in accrued expenses and other current liabilities	(31,931)	9,502
(Decrease) Increase in tax payable	(1,616,959)	2,022,812
Net cash used in operating activities	(767,199)	(3,356,331)

Cash flows from investing activities
Acquisition of machinery and software copyrights	(2,405,707)	(62,302)
Advances to related parties	-	(2,358)
Net cash used in investing activities	(2,405,707)	(64,660)

Cash flows from financing activities
Proceeds from bank loan	2,373,145	1,542,680
Repayment of bank loan	(1,580,436)	(1,533,604)
Net cash provided by financing activities	792,709	9,076

Effect of exchange rate fluctuations on cash and cash equivalents	(206,347)	496,552

Net decrease in cash and cash equivalents	(2,586,544)	(2,915,363)

Cash and cash equivalents at beginning of period	3,694,486	5,923,386

Cash and cash equivalents at end of period	1,107,942	3,008,023

Supplemental cash flow information
Income tax paid	779,678	13,260
Interest paid	64,904	26,993

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

F -4

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the six and three months ended June 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 19, 2012.

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

F -5

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation - Continued

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	June 30,	December 31,
	2012	2011
	US$	US$
Total current assets	445,921	425,464
Total assets	1,414,445	1,448,432
Total current liabilities	22,730	35,699
Total liabilities	22,730	35,699

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

Use of Estimates

The preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company's condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, warranty obligation, warrants liability, Stock-based compensation and useful lives of intangible assets, and property and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Prior to 2011, receivables were considered past due after 3 years. In 2011, after assessing the distributors’ economic factors and Company’s historic experience, management decided that receivables over 1 year will be considered past due. Management has determined that an allowance of $880,587 (RMB5,596,250) and $859,509 (RMB5,419,725) was appropriate at June 30, 2012 and December 31, 2011 respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts, or receives advance payments from customers. Advances to suppliers were $4,754,727 and $4,348,847 as of June 30, 2012 and December 31, 2011, respectively, which were included in prepayments and other current assets. Advances from customers were $237,653 and $303,000 as of June 30, 2012 and December 31, 2011, respectively.

F -6

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

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company's initial public offering. Such warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the condensed consolidated statement of income and comprehensive income (see Note 12).

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

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $50,756 (RMB322,556) and $51,154 (RMB322,556) as of June 30, 2012 and December 31, 2011, respectively, and the provision is included in the operating expenses in the condensed consolidated statements of operations.

F -7

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

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization are calculated on a straight-line basis over the following estimated useful lives:

Leasehold improvements	Shorter of the useful lives or the lease term
Software copyrights	20 years
Other software	5 years

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

F -8

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $332,072 (RMB2,110,361), $334,680 (RMB2,110,361) at June 30, 2012 and December 31, 2011, respectively. Warranty expense for the six and three months ended June 30, 2012 and 2011 was $25,081, $106,648, $16,770 and $77,121, respectively.

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common stock equivalents having anti-dilutive effect on earnings per share are excluded from the calculation of diluted earning s per share.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 2012, the Company recorded a deferred tax asset for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses. The company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of June 30, 2012 and December 31, 2011.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company had filed its 2008 and 2009 Value Added Tax (“VAT”) returns for some of its customers during the year 2011 and six months ended June 30, 2012. All the potential VAT liabilities on these VAT returns occurred in current period were also accrued and included in the accompanying condensed consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. As of June 30, 2012 and December 31, 2011, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the six months ended June 30, 2012 and 2011, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES

Other receivables consist of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Due from suppliers	553,705	350,679
Deposits for ongoing contracts	3,575,394	2,110,942
Employee advances	63,660	60,515
	4,192,759	2,522,136

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Advances to suppliers	4,745,727	4,348,847
Prepayment for equipment purchase	2,435,068	2,300,415
Other prepaid expenses	107,720	64,739
	7,288,515	6,714,001

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Buildings	1,339,105	1,349,624
Land use rights	305,894	308,297
Plant and machinery	2,950,418	2,973,593
Automobiles	43,527	43,869
Office and computer equipment	476,328	503,833
	5,115,272	5,179,216

Less: Accumulated depreciation and amortization	(2,051,906)	(1,830,683)
Property and equipment, net	3,063,366	3,348,533

At June 30, 2012 and December 31, 2011, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB15,000,000 (US$2,360,295) and RMB10,000,000(US$1,585,890), respectively (see Note 8).

Depreciation and amortization expense was $246,448, $219,976, $127,724 and $110,603 for the six and three months ended June 30, 2012 and 2011, respectively.

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

6.	INTANGIBLE ASSETS, NET

	June 30,	December 31,
	2012	2011
	US$	US$
Software Copyright	2,361,373	-
Others	41,903	-
	2,403,276	-

Less: Accumulated and amortization	(9,495)	-
Intangible assets, net	2,393,781	-

Approximate future minimum amortizations at June 30, for the next five years are 127,204 annually.

7.	TAX RECEIVABLE

Tax receivable consists of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Value added tax receivable	503,853	888,452

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

The tax receivable as of June 30, 2012 and December 31, 2011 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

8.	SHORT-TERM BORROWINGS

The Company has a line of credit for RMB10,000,000 with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 14th. Average interest rates for the six months ended June 30, 2012 and 2011 were 7.22% and 5.84%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On May 14, 2012, the bank renewed the Company's credit line that bears interest at a variable rate with payments due on March 14, 2013 and May 14, 2013 for RMB3,000,000 and RMB7,000,000, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (CONTINUED)

On February 2, 2012, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $791,315 (RMB 5,000,000) with floating interest rate which was approximately 8.2% per year, due on January 30, 2013. Pursuant to the terms of the agreement, the line of credit is guaranteed by an officer of the Company.

9.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	June 30,	December 31,
	2012	2011
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	737,215	744,693
Accumulated other comprehensive income	270,288	283,829
	1,391,714	1,412,733

10.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012 for one year. Approximate future minimum lease payments under these leases at June 30, 2012, are $50,000 for the twelve months ending June 30, 2013.

Rent expense for the six and three months ended June 30, 2012 and 2011 was $43,467, $72,155, $21,989 and $54,876, respectively.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $270,000 and $235,000 as of June 30, 2012 and December 31, 2011, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

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

On January 9, 2012, Dehaier issued 5,000 restrict unregistered common shares to an independent contractor. The fair value of the shares on the issuance date based on the closing price was $11,000.

On April 5, 2012, Dehaier issued 5,000 restrict unregistered common shares to an independent contractor. The fair value of the shares on the issuance date based on the closing price was $12,000.

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of June 30, 2012, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the six months ended June 30, statutory surplus reserve activity was as follows:

For the six months ended June 30, 2012
US$
Balance at December 31, 2011	74,469
Addition to statutory reserves	(748)
Balance at June 30, 2012	73,721

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	EQUITY (CONTINUED)

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

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected Terms (years)	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5	126%	0%	0.83%	1.45
Directors and officers	5	126%	0%	0.83%	1.45

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	450,000	$1.45
Granted	-
Forfeited	-
Exercised	-
Outstanding as of June 30, 2012	450,000	$1.45	$400,500

Following is a summary of the status of options outstanding and exercisable at June 30, 2012:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price		Number	Average remaining contractual life (years)
$1.45	450,000	9.5	S	1.45	90,000	9.5

For the six and three months ended June 30, 2012 and 2011, the Company recognized $54,780, $0, $27,390 and $0, respectively, as compensation expense under its stock option plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. On January 10, 2012, the Company issued 100,000 warrants to FirsTrust Group, Inc., (“FirsTrust”), the Company’s investor relations consultancy. The Company had 257,500 warrants outstanding as of June 30, 2012. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years. All the warrants granted to Firs Trust have the right to purchase one share of common stock for an exercise price of $4.00 per share with a term of 5 years.

The fair value of the outstanding warrants at June 30, 2012 were calculated using the Black Scholes Model with the following assumptions:

Market price per share (USD/share)	1.66
Exercise price (USD/share)	4.00 to 10.00
Risk free rate	0.72%, 0.51%
Dividend yield	-
Expected term/Contractual life (years)	2.81 to 4.53
Expected volatility	153.9%

The following table sets forth by level within the fair value hierarchy of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, respectively.

	Carrying Value at June 30, 2012	Fair Value Measurement at June 30, 2012
		Level 1	Level 2	Level 3
Warrants liability	$286,041	$-	$286,041	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

	June 30, 2012	December 31, 2011
	US$	US$
Beginning balance	96,469	318,109
Warrants issued	97,505	-
Fair value change of the issued warrants included in earnings	92,067	(221,640)
Ending balance	286,041	96,469

Following is a summary of the warrants activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2011	157,500	$9.98	3.31
Granted	100,000
Forfeited	-
Exercised	-
Outstanding as of June 30, 2012	257,500	$7.66	3.48

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the six months ended June 30, 2012 and 2011. The high technology certification will expire and be renewed in September 2012.

The tax rate for BTL is 25% in 2012 and 2011.

United States

Breathcare is a limited liability company and is not subject to federal income tax. As of June 30, 2012, Breathcare was inactive.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONCENTRATIONS

Major Customers

For the six and three months ended June 30, 2012, approximately 10% and 15% of the Company’s revenues was received from one customer. For the six and three months ended June 30, 2011, approximately 13% and 15% of the Company’s revenues was received from one customer.

At June 30, 2012 and 2011, receivables from four customers were approximately 9%, 9%, 8%, 8% and 12%, 10%, 10%, 9%, respectively.

Revenues

For the six and three months ended June 30, 2012 and 2011, the Company’s three top selling products accounted, in the aggregate, for approximately 76%, 80%, 75%, and 82%, respectively, of its total net revenues.

The following represents the revenues by product line, all derived from China:

	For the six months ended June 30,		For the three months ended June 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Product Line

Medical Devices	8,687,340	8,658,862	5,763,039	5,915,161
Respiratory and Oxygen Homecare	1,611,719	2,006,628	1,220,089	1,797,623
	10,299,059	10,665,490	6,983,128	7,712,784

15.	SUBSEQUENT EVENTS

In July 2012, the Company received approved SFDA registration certificate for proprietary homecare medical CPAP product of Model DHR-CPAP-C5. The certificate is valid until July 1, 2016 and allows the Company to sell the products in mainland China.

