Form 10-Q
period 2012-09-30
Dehaier Medical Systems Ltd
filed 2012-11-13
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The Company is authorized to issue 18,307,038 Shares. As of November 13, 2012, the Company has issued and outstanding 4,590,000 Shares.

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

This section should be read together with the condensed consolidated financial statements and related notes thereto contained in Item 1 of Part I in this form 10-Q with our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 19, 2012.

Overview

We are a company in the business of developing and distributing medical devices. We have focused primarily on the respiratory and oxygen homecare industry since 2006.

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

Recent Business Developments

In September 2012, we won a 3-year procurement agreement for our proprietary air compressors and customized trolleys from a major medical equipment manufacturer in Ukraine.

In September 2012, we entered into a two-year distribution agreement with GCE group, a leading global compressed gas-equipment company, to become the exclusive distributor for GCE's EASE II product in Mainland China. The newly-distributed product can be widely used in many fields including disaster relief efforts, national defense, emergency rooms, ambulances, and medical institutions.

In September 2012, we signed three medical equipment procurement agreements with Beijing's Hospitals 304 and 307, two of China's most well-known first-tier hospitals, and with Beijing Kanglian Medicines Co. for the China Development Bank Rural Medical and Health Construction Project.

In September 2012, we obtained software copyrights for Mega Pixels, which is used in our Dehaier Explorer C-Armed X Ray Machine Series. This is the fifth software copyright we obtained this year.

In October 2012, we won a government procurement contract with Xinjiang Province to distribute medical equipment to Hospitals in Xinjiang. The contract will be implemented by the end of 2012.

In October 2012, we received government subsidies of RMB118,100 for short-term bank loan interest, as a result of favorable treatment granted to High Technology Enterprises like ours.

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

Results of Operations

Overview

For the nine and three months ended September 30, 2012 and 2011, our total revenues amounted to approximately $15.83 million, $16.35 million, $5.53 million and $5.69 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the nine and three months ended September 30, 2012 and 2011 was approximately $2.85 million, $3.32 million, $1.04 million and $1.38 million, respectively. While we continuously developed our sales channels on traditional medical device sales, in recent months, we also began adjusting our strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market. Because revenues have decreased in traditional device sales and our government procurement efforts and homecare business are still at a relatively early stage, our overall revenues and net income are slightly lower than in 2011.

Factors Affecting Our Results of Operations – Generally

We believe the most significant factors that directly or indirectly affect our revenues and net income are:

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

In addition, we launched our home oxygen therapy service (“HOTS”) in Beijing in the third quarter of 2011. In 2012, we have focused on laying a solid foundation, such as the delivery network, rather than generating considerable revenue. As 2012 comes to a close, we are evaluating how best to allocate our resources in this market.

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

Cost of Revenues

Cost of revenues primarily include raw materials, parts for assembly, wages, handling charges, amortization of software copyrights, and other expenses associated with the assembly and distribution of product.

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

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011.

Revenues

Our total revenues decreased by 3.22% from $16.35 million for the nine months ended September 30, 2011 to $15.83 million for the nine months ended September 30, 2012. In the past three quarters of 2012, we continuously developed our sales channels for traditional medical devices sales. At the same time, we also began to adjust our operating strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market. Because revenues have decreased in traditional device sales and our government procurement efforts and homecare business are still at a relatively early stage, our overall revenues and net income are slightly lower than in 2011.

Cost of Revenues

Our cost of revenues decreased by 3.16% from $10.10 million for the nine months ended September 30, 2011 to $9.78 million for the nine months ended September 30, 2012. Our efforts to manage our inventory and costs allowed us to decrease our cost of revenues at largely in line with our decrease in revenues. Our gross margin declined slightly, mainly because finished government procurement projects generally contributed lower gross margin than the Company’s traditional businesses. Although these government procurement projects sometimes have lower margins than our traditional business, we believe the potential for involvement in such projects to improve our reputation and lead to higher total revenue justifies our focus on this market.

Gross Profit

Our gross profit decreased from $6.26 million in the three months ended September 30, 2011 to $6.05 million in the same period of 2012, while our gross margin decreased slightly from 38.25% in 2011 to 38.22% in 2012 due to the faster decrease in revenues than in cost of revenues. Management believes the Company’s gross margin is likely to remain relatively stable over the near term.

Operating Expenses

Our operating expenses decreased by 3.19% from $2.51 million for the nine months ended September 30, 2011 to $2.43 million for the nine months ended September 30, 2012. We analyzed our nine months operating expenses by general and administrative expenses and selling expenses in the following parts.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses increased by 3.60% from $1.41 million for nine months ended September 30, 2011 to $1.46 million for the nine months ended September 30, 2012, maintaining consistent spending between the periods.

We expect our general and administration expenses to increase in the near future as a result of further R&D expenditures and investment in professional services associated with being a public company in the U.S.

Operating Expenses - Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses decreased by 11.53% from $1.09 million for the nine months ended September 30, 2011 to $0.97 million for the nine months ended September 30, 2012. These selling expense decreases are a result of operating efficiency improvements as we have focused on key performance indicators and reduced selling expenses accordingly. We expect our selling expenses will grow in absolute amount and as a percentage of our revenues as we invest in strengthening our distribution network, growing relationships with our customers, developing the homecare device market (in particular our oxygen therapy service initiative) and driving top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated operating income of approximately $3.79 million in the nine months ended September 30, 2012, compared to approximately $3.88 million in the same period of 2011. Operating income decreased by 2.25%, mainly because of the narrowed gross margin.

Taxation

Our income tax expense was approximately $0.65 million in the nine months ended September 30, 2012, compared to approximately $0.67 million in the same period of 2011, primarily due to a decrease in our taxable income.

Net Income

Our net income was approximately $2.85 million in the nine months ended September 30, 2012, compared to approximately $3.33 million in 2011, a decrease by 14.47%, mainly because of a change in the fair value of our warrants liability. We calculate the fair value of our warrants liability at the end of each reporting period, resulting in a non-cash gain or loss. When the fair value of our warrants liability has increased during the period, we record a loss; consequently, when the fair value of our warrants liability has decreased during the period, we record a gain. Excluding the effects of such non-cash changes in fair value of our warrants liability (which was a charge to operations of $187,823 and a gain of $177,358 for nine months ended September 30, 2012 and 2011, respectively), our net income for the nine months ended September 30, 2012 would have been $3,039,368, a slight decrease of 3.72% as compared to $3,156,780 for the same period of 2011. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $2.85 million and $3.32 million in the nine months ended September 30, 2012 and 2011, respectively.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011.

Revenues

Our total revenues decreased by 2.81% from $5.69 million for the three months ended September 30, 2011 to $5.53 million for the three months ended September 30, 2012. In the third quarter of 2012, the decrease in revenues was mainly attributed to our operating strategy changes. In the recent months, we made the strategic decision to expand into government procurement projects and homecare oxygen therapy services, while we maintaining our sales growth in our traditional medical devices business. In the short term, this strategy adjustment has resulted in decreased revenue. However, the management expects the new strategy to benefit the Company in the future as we rely more on a combination of higher revenue government projects and higher margin revenues from our home oxygen therapy services.

Cost of Revenues

Our cost of revenues increased by 5.80% from $3.27 million for the three months ended September 30, 2011 to $3.46 million for the three months ended September 30, 2012. The amortization of our newly launched software and the cost increase in raw material resulted in this increase in cost of revenue. We predict the amortization of software will continue and that inflation pressures are likely to persist for at least the near term, which could lead to increases in our cost of revenues in future periods.

Gross Profit

Our gross profit decreased from $2.42 million in the three months ended September 30, 2011 to $2.07 million in the same period of 2012, while the gross margin decreased from 42.49% in 2011 to 37.39% in 2012. The management believes such decrease in gross margin is a result of the increase in cost of revenue.

Operating Expenses

Our operating expenses decreased by 7.5% from $0.8 million for the three months ended September 30, 2011 to $0.74 million for the three months ended September 30, 2012. Operating expense was divided into general and administrative and selling expenses, which are analyzed below:

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses increased by 8.94% from $0.40 million for the three months ended September 30, 2011 to $0.43 million for the three months ended September 30, 2012. This increase was mainly due to the increased provision of accounts receivables to reflect the movement of some accounts receivable into overdue status and the continuous investment in capital market consulting services.

We expect our general and administration expenses to increase in the near future as a result of further R&D expenditures and investment in professional services associated with being a public company in the U.S.

Operating Expenses - Selling Expenses

Our selling expenses consist primarily of salaries and related expenses for personnel engaged in sales, marketing and customer support functions, and costs associated with advertising and other marketing activities. Our selling expenses decreased by 23.70% from $0.40 million for the three months ended September 30, 2011 to $0.30 million for the three months ended September 30, 2012. These selling expense decreases are as a result of increased operating efficiency through our focus on key performance indicator management. We expect our selling expenses will grow as we invest in strengthening our distribution network, growing relationships with customers, developing the homecare device market (in particular our oxygen therapy service initiative) and driving top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated operating income of approximately $1.41 million and $1.66 million in the three months ended September 30, 2012 and 2011.

Taxation

Our income tax expense was approximately $0.23 million in the three months ended September 30, 2012, compared to approximately $0.27 million in the same period of 2011, due to the decrease in our taxable income.

Net Income

Our net income was approximately $1.04 million in the three months ended September 30, 2012, compared to approximately $1.38 million in 2011, a decrease of 24.72%, mainly because of the increase in general and administrative expenses, financial expenses and change in the fair value of our warrants liability. Excluding the effects of such non-cash changes in fair value of our warrants liability (which was a charge to operations of $95,756 and a gain of $27,491 for three months ended September 30, 2012 and 2011, respectively), our net income for the three months ended September 30, 2012 would have been $1,138,378, a decrease of 16.14% as compared to $1,357,502 for the same period of 2011. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $1.04 million and $1.37 million in the three months ended September 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of September 30, 2012, we had $3,165,481 cash and cash equivalents. As a result of the total cash activities, net cash decreased from $3,694,486 at December 31, 2011, mainly because we invested in obtaining copyright protection for our software for our future development. We believe that our currently available working capital of $28,025,309, including cash, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months. To the extent we engage in acquisitions or other business expansion in the future, we will need to rely on a variety of sources of funding, including but not limited to operating cash and debt or equity financings.

Operating Activities

Net cash provided by operating activities was $1,390,960 for the nine months ended September 30, 2012, as compared to $4,054,852 used in operating activities for the same period in 2011. The reasons for this change are mainly as follows:

(i)	For the nine months ended September 30, 2011, accounts receivable increased by $5,920,452, while in the same period of 2012, they only increased by $985,298. This difference of increase in accounts receivable of $4,935,154 is attributable to better aging management, which slowed the growth of accounts receivable
(ii)	For the nine months ended September 30, 2011, prepayments and other current assets increased by $3,071,808, while in the same period of 2012, it increased by $587,315. This decrease of $2,484,493 in prepayments and other current assets is due to the Company’s efforts to improve its operating efficiency, which accelerated the turnover of prepayments and current assets.

(iii)	For the nine months ended September 30, 2011, other receivables increased by $541,386, while in the same period of 2012, other receivables increased by $1,568,096. This increase of $1,026,710 in other receivables represents contract deposits for large contracts that we are required to make to secure performance under the contract. Such deposits are returned to us after project completion and expiration of any associated warranty periods.
(iv)	For the nine months ended September 30, 2011, inventories increased by $62,401, while in the same period of 2012, inventories decreased by $1,729,100. This decrease of $1,791,501 in inventories is mainly because the Company improved its inventory turnover by managing its production and purchasing decisions based on orders received.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $2,717,838, compared to $98,100 for the same period of 2011. The cash used in investing activities was mainly attributable to capital expenditures for software copyrights.

Financing Activities

For the nine months ended September 30, 2012, we repaid $1,580,436 of short-term borrowings and entered into a new loan agreement for $2,373,145. The net amount provided by financing activities was $0.79 million at September 30, 2012.

Capital Expenditures

We made capital expenditures of approximately $2.7 million and $95 thousand in the first nine months of 2012 and 2011, respectively. In 2011, our capital expenditures were generally used to purchase machinery for our assembly line, while in 2012, our capital expenditures were mainly used to obtain software copyrights.

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

The Company is subject to the Enterprise Income Tax Law (the “EIT Law”) which provides for a unified enterprise income tax rate of 25%. We are eligible for preferential tax treatment in accordance with the currently prevailing tax laws and administrative regulations through December 31, 2012.

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

In addition, entities that qualify as “high and new technology enterprises” will enjoy a 15% preferential tax rate under the EIT Law. Enterprise that have been certified as “high and new technology enterprises” shall pre-pay EIT at the rate of 25% temporarily until re-certified as “high and new technology enterprises” under Circular 172.

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the nine months ended September 30, 2012 and 2011. The Company renewed its high technology company status to retain the 15% income tax rate after September 30, 2012 and received the approval in October 2012. The Company has not received the preferential tax rate certificate as of the filing date but anticipates receipt in the near future. The tax rate for BTL is 25% in 2012 and 2011.

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

As of September 30, 2012, the Company carried out an evaluation, under the supervision of and with the participation of management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the chief executive officer and interim chief financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective in timely alerting them to information required to be included in the Company’s periodic SEC filings.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) during the nine or three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.          OTHER INFORMATION

Item 1.          Legal Proceedings.

None.

Item 1A.       Risk Factors.

Not applicable.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None

(c) None.

Item 3.          Defaults upon Senior Securities.

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

DEHAIER MEDICAL SYSTEMS LIMITED

November 13, 2012	By:	/s/ Ping Chen
Ping Chen
Chief Executive Officer
(Principal Executive Officer) and
Duly Authorized Officer

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2012	2011
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,165,481	3,694,486
Accounts receivable -less allowance for doubtful accounts of $898,900 and $859,509	13,153,751	12,159,842
Contract Deposits	3,602,709	2,110,942
Other receivables	504,418	411,194
Advances to Suppliers	5,196,015	4,348,847
Prepayment and other current assets	2,092,196	2,365,154
Inventories, net	3,808,805	5,532,311
Tax receivable	320,140	888,452
Deferred tax asset	118,403	118,030
Total Current Assets	31,961,918	31,629,258

Property and equipment, net	2,987,516	3,348,533
Intangible assets, net	2,706,301	-
Total Assets	37,655,735	34,977,791

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	2,386,365	1,585,890
Accounts payable	68,862	32,925
Advances from customers	201,883	303,000
Accrued expenses and other current liabilities	325,323	349,158
Taxes payable	618,437	2,042,048
Warranty obligation	335,739	334,680
Total Current Liabilities	3,936,609	4,647,701

OTHER LIABILITIES
Warrants liability	381,797	96,469
Total Liabilities	4,318,406	4,744,170

Commitments and Contingency

Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized,4,590,000 and 4,560,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12,536	12,454
Additional paid in capital	13,419,238	13,281,374
Retained earnings	15,794,528	12,941,572
Accumulated other comprehensive income	2,695,246	2,585,488
Total Dehaier Medical Systems Limited shareholders' equity	31,921,548	28,820,888
Non-controlling interest	1,415,781	1,412,733
Total equity	33,337,329	30,233,621
Total liabilities and equity	37,655,735	34,977,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

UNAUDITED

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
	US$	US$	US$	US$
Revenue	15,828,179	16,354,533	5,529,120	5,689,043

Costs of revenue	(9,779,058)	(10,098,506)	(3,461,742)	(3,272,012)

Gross profit	6,049,121	6,256,027	2,067,378	2,417,031
Service income	225,326	215,069	92,411	58,641
Service expenses	(49,150)	(83,355)	(11,877)	(21,983)
General and administrative expense	(1,463,671)	(1,412,859)	(432,169)	(396,692)
Selling expense	(966,937)	(1,093,013)	(304,085)	(398,520)

Operating Income	3,794,689	3,881,869	1,411,658	1,658,477

Financial expenses (including interest expense of $107,965, $53,915, $43,061 and $26,922 for the nine and three months ended September 30, 2012 and 2011, respectively)	(109,631)	(57,689)	(43,662)	(30,217)
Non-operating Income	395	-	-	-
Change in fair value of warrants liability	(187,823)	177,358	(95,756)	27,491

Income before provision for income taxes and non-controlling interest	3,497,630	4,001,538	1,272,240	1,655,751

Provision for income tax	(646,085)	(667,400)	(229,618)	(270,758)

Net income	2,851,545	3,334,138	1,042,622	1,384,993

Non-Controlling interest in (income) loss	1,411	(11,392)	(6,067)	(5,738)

Net income attributable to Dehaier Medical Systems Limited	2,852,956	3,322,746	1,036,555	1,379,255

Net Income	2,851,545	3,334,138	1,042,622	1,384,993

Other comprehensive income
Foreign currency translation adjustments	109,758	838,069	335,825	326,694

Comprehensive Income	2,961,303	4,172,207	1,378,447	1,711,687
Comprehensive income attributable to the non-controlling interest	(3,048)	(56,927)	(24,067)	(22,682)

Comprehensive income attributable to Dehaier Medical Systems Limited	2,958,255	4,115,280	1,354,380	1,689,005

Earnings per share
-Basic	0.62	0.74	0.23	0.31
-Diluted	0.61	0.74	0.22	0.31

Weighted average number of common shares used in computation
-Basic	4,570,311	4,507,582	4,578,571	4,510,000
-Diluted	4,695,684	4,507,582	4,703,945	4,510,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2012	2011
	US$	US$
Cash flows from operating activities

Net income	2,851,545	3,334,138
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock-based compensation expense	271,349	59,300
Depreciation and amortization	399,135	333,580
Change in fair value of warrants liability	187,823	(177,358)
Provision for doubtful accounts	36,419	-
Changes in assets and liabilities:
Increase in accounts receivable	(985,298)	(5,920,452)
Increase in prepayments and other current assets	(587,315)	(3,071,808)
Increase in other receivables	(1,568,096)	(541,386)
Decrease (Increase) in inventories	1,729,100	(62,401)
Decrease (Increase) in tax receivable	567,215	(1,270,399)
Decrease in accounts payable	35,587	9,432
Increase (Decrease) in advances from customers	(101,379)	196,659
Increase (Decrease) in accrued expenses and other current liabilities	(24,839)	26,900
Increase (Decrease) in tax payable	(1,420,286)	3,028,944
Net cash (used in) provided by operating activities	1,390,960	(4,054,851)

Cash flows from investing activities
Acquisition of machinery and software copyrights	(2,717,838)	(95,742)
Advances to related parties	-	(2,358)
Net cash used in investing activities	(2,717,838)	(98,100)

Cash flows from financing activities
Proceeds from bank loan	2,373,145	1,542,680
Repayment of bank loan	(1,580,436)	(1,533,604)
Net cash provided by financing activities	792,709	9,076

Effect of exchange rate fluctuations on cash and cash equivalents	5,164	821,396

Net decrease in cash and cash equivalents	(529,005)	(3,322,479)

Cash and cash equivalents at beginning of period	3,694,486	5,923,386

Cash and cash equivalents at end of period	3,165,481	2,600,907

Supplemental cash flow information
Income tax paid	1,187,535	13,344
Interest paid	107,965	53,915
Issuance of common shares for investment relation activities	-	59,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

In the opinion of the Company’s management, the unaudited condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of the Company for the periods presented. The results of operations for the nine and three months ended September 30, 2012 are not necessarily indicative of operating results expected for the full year or future interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed on March 19, 2012.

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

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basis of Consolidation - Continued

The carrying amount and classification of BTL’s assets and liabilities included in the Condensed Consolidated Balance Sheets are as follows:

	September 30,	December 31,
	2012	2011
	US$	US$
Total current assets	201,832	425,464
Total assets	1,431,007	1,448,432
Total current liabilities	15,225	35,699
Total liabilities	15,225	35,699

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are adjusted to reflect actual experience when necessary. Significant accounting estimates reflected in the Company's unaudited condensed consolidated financial statements include revenue recognition, allowance for doubtful accounts, warranty obligation, warrants liability, Stock-based compensation and useful lives of intangible assets, and property and equipment. Actual results could differ from those estimates.

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Prior to 2011, receivables were considered past due after 3 years. In 2011, after assessing the distributors’ economic factors and Company’s historic experience, management decided that receivables over 1 year will be considered past due. Management has determined that an allowance of $898,900 (RMB5,650,224) and $859,509 (RMB5,419,725) was appropriate at September 30, 2012 and December 31, 2011 respectively.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts, or receives advance payments from customers. Advances to suppliers were $5,196,015 and $4,348,847 as of September 30, 2012 and December 31, 2011. Advances from customers were $201,883 and $303,000 as of September 30, 2012 and December 31, 2011, respectively.

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

The Company adopted the provisions of ASC topic 815, “Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. ASC topic 815 became effective for the Company when warrants were issued in connection with the Company's initial public offering. Such warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the unaudited condensed consolidated statement of income and comprehensive income (see Note 12).

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

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $51,316 (RMB322,556) and $51,154 (RMB322,556) as of September 30, 2012 and December 31, 2011, respectively, and the provision is included in the operating expenses in the unaudited condensed consolidated statements of operations.

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

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $335,739 (RMB2,110,361), $334,680 (RMB2,110,361) at September 30, 2012 and December 31, 2011, respectively. Warranty expense for the nine and three months ended September 30, 2012 and 2011 was $38,692, $163,538, $13,611 and $56,890, respectively.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 2012, the Company recorded a deferred tax asset for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses. The company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of September 30, 2012 and December 31, 2011.

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company had filed its 2008 and 2009 Value Added Tax (“VAT”) returns for some of its customers during the year 2011 and nine months ended September 30, 2012. All the potential VAT liabilities on these VAT returns occurred in current period were also accrued and included in the accompanying condensed consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. As of September 30, 2012 and December 31, 2011, the Company did not have a liability for any unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statement of operations. During the nine months ended September 30, 2012 and 2011, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2009 are no longer subject to examination by tax authorities.

  DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES

Other receivables consist of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Due from suppliers	417,701	350,679
Employee advances	86,717	60,515
	504,418	411,194

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Prepayment for equipment purchase	1,893,853	2,300,415
Other prepaid expenses	198,343	64,739
	2,092,196	2,365,154

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Buildings	1,353,895	1,349,624
Land use rights	309,273	308,297
Plant and machinery	2,989,688	2,973,593
Automobiles	44,008	43,869
Office and computer equipment	483,543	503,833
	5,180,407	5,179,216

Less: Accumulated depreciation and amortization	(2,192,891)	(1,830,683)
Property and equipment, net	2,987,516	3,348,533

At September 30, 2012 and December 31, 2011, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB15,000,000 (US$2,386,365) and RMB10,000,000(US$1,585,890), respectively (see Note 8).

Depreciation and amortization expense was $399,135, $333,580, $152,687 and $113,604 for the nine and three months ended September 30, 2012 and 2011, respectively.

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

6.	INTANGIBLE ASSETS, NET

	September 30,	December 31,
	2012	2011
	US$	US$
Software Copyright	2,709,407	-
Others	42,366	-
	2,751,773	-

Less: Accumulated and amortization	(45,472)	-
Intangible assets, net	2,706,301	-

Approximate future minimum amortizations at September 30, for the next five years are 265,043 annually.

7.	TAX RECEIVABLE

Tax receivable consists of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Value added tax receivable	320,140	888,452

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

The tax receivable as of September 30, 2012 and December 31, 2011 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

8.	SHORT-TERM BORROWINGS

The Company has a line of credit for $1,590,915 (RMB10,000,000) with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually on May 14th. Average interest rates for the nine months ended September 30, 2012 and 2011 were 7.22% and 6.94%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On May 14, 2012, the bank renewed the Company's credit line that bears interest at a variable rate with payments due on March 14, 2013 and May 14, 2013 for RMB3,000,000 and RMB7,000,000, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	SHORT-TERM BORROWINGS (CONTINUED)

On February 2, 2012, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $795,450 (RMB 5,000,000) with floating interest rate which was approximately 8.2% per year, due on January 30, 2013. Pursuant to the terms of the agreement, the line of credit is guaranteed by an officer of the Company.

9.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	September 30,	December 31,
	2012	2011
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	743,282	744,693
Accumulated other comprehensive income	288,288	283,829
	1,415,781	1,412,733

10.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2012 for one year. Approximate future minimum lease payments under these leases at September 30, 2012, are $84,000 for the twelve months ending September 30, 2013.

Rent expense for the nine and three months ended September 30, 2012 and 2011 was $64,641, $131,229, $21,174 and $59,074, respectively.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $295,000 and $235,000 as of September 30, 2012 and December 31, 2011, respectively, which have not been reflected in its condensed consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

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

On August 22, 2012, Dehaier issued 20,000 restrict unregistered common shares to an independent contractor. The fair value of the shares on the issuance date based on the closing price was $32,000.

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of September 30, 2012, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the nine months ended September 30, statutory surplus reserve activity was as follows:

	For the nine months ended September 30, 2012	For the year ended December 31, 2012
	US$	US$
Balance – beginning of period	74,469	72,226
Addition to statutory reserves	(141)	2,243
Balance –end of period	74,328	74,469

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.	EQUITY (CONTINUED)

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire five years from the date of grant. On December 29, 2011, the Company entered into five-year agreements with its employees and directors. In connection with their services, the Company issued an aggregate of 450,000 options to acquire the Company’s common shares at an exercise price of $1.45 per share. The options vest in equal annual installments over the five years of the agreements beginning December 29, 2011.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected Terms (years)	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5	126%	0%	0.83%	1.45
Directors and officers	5	126%	0%	0.83%	1.45

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	450,000	$1.45
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2012	450,000	$1.45	$400,500

Following is a summary of the status of options outstanding and exercisable at September 30, 2012:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$1.45	450,000	9.25	$1.45	-	9.25

For the nine and three months ended September 30, 2012 and 2011, the Company recognized $82,471, $0, $27,691 and $0, respectively, as compensation expense under its stock option plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. On January 10, 2012, the Company issued 100,000 warrants to FirsTrust Group, Inc., (“FirsTrust”), the Company’s investor relations consultancy. The Company had 257,500 warrants outstanding as of September 30, 2012. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years. All the warrants granted to Firs Trust have the right to purchase one share of common stock for an exercise price of $4.00 per share with a term of 5 years.

The fair value of the outstanding warrants at September 30, 2012 was calculated using the Black Scholes Model with the following assumptions:

Market price per share (USD/share)	1.94
Exercise price (USD/share)	4.00 to 10.00
Risk free rate	0.62%, 0.31%
Dividend yield	-
Expected term/Contractual life (years)	2.56 to 4.28
Expected volatility	181.8%

The following table sets forth by level within the fair value hierarchy of our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively.

	Carrying Value at September 30, 2012	Fair Value Measurement at September 30, 2012
		Level 1	Level 2	Level 3
Warrants liability	$381,797	$-	$381,797	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

	September 30, 2012	December 31, 2011
	US$	US$
Beginning balance	96,469	318,109
Warrants issued	97,505	-
Fair value change of the issued warrants included in earnings	187,823	(221,640)
Ending balance	381,797	96,469

Following is a summary of the warrants activity:

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2011	157,500	$9.98	3.31
Granted	100,000
Forfeited	-
Exercised	-
Outstanding as of September 30, 2012	257,500	$7.66	3.28

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12.	WARRANTS (CONTINUED)

	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding as of December 31, 2010	157,500	$9.98	4.33
Granted	-
Forfeited	-
Exercised	-
Outstanding as of September 30, 2011	157,500	$9.98	3.56

13.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the six months ended September 30, 2012 and 2011. The Company renewed the high technology company status to keep 15% income tax rate after September 30, 2012 and received the approval in October 2012. The Company has not received the preferential tax rate certificate as of the filing date due to the long government procedures and process.

The tax rate for BTL is 25% in 2012 and 2011.

United States

Breathcare is a limited liability company and is not subject to federal income tax. As of September 30, 2012, Breathcare was inactive.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

14.	CONCENTRATIONS

Major Customers

For the nine and three months ended September 30, 2012, approximately 7% and 19% of the Company’s revenues was received from one customer. For the nine and three months ended September 30, 2011, approximately 10% and 22% of the Company’s revenues was received from one customer.

At September 30, 2012 and 2011, receivables from four customers were approximately 7%, 7%, 7%, 6% and 10%, 9%, 8%, 8%, respectively.

Revenues

For the nine and three months ended September 30, 2012 and 2011, the Company’s two top selling products accounted, in the aggregate, for approximately 70%, 75%,59%, and 87%, respectively, of its total net revenues.

The following represents the revenues by product line, all derived from China:

	For the nine months ended September 30,		For the three months ended September 30,
	2012	2011	2012	2011
Product Line	US$	US$	US$	US$

Medical Devices	13,383,964	12,860,290	4,696,624	4,201,428
Respiratory and Oxygen Homecare	2,444,215	3,494,243	832,496	1,487,615
	15,828,179	16,354,533	5,529,120	5,689,043

15.	SUBSEQUENT EVENTS

On October 16, 2012, the Company won a government procurement contract with XinJiang Province to distribute medical equipments to Hospitals in XinJiang. The contract will be implemented by the end of 2012.

On October 29, 2012, the Company received a government subsidies of RMB118,000 for the interests on short-term bank loan as High Technology Enterprise.

