Form 10-K
period 2012-12-31
Dehaier Medical Systems Ltd
filed 2013-03-18
CIK 1474627

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of the ordinary shares, $0.002731 par value per share (“Shares”), of the registrant held by non-affiliates on June 30, 2012 was $3,364,278.84, based on a closing price per share on that date of $1.66 and 2,026,674 shares held by non-affiliates.

The Company is authorized to issue 18,307,038 Shares. As of the date of this report, the Company has issued and outstanding 4,620,000 Shares.

DEHAIER MEDICAL SYSTEMS LIMITED

FORM 10-K

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

We sell our products primarily through distributors, but we also make direct sales to hospitals, clinics, government health bureaus, government organizations and individuals. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs.

Recent Developments

•	In January 2012, the Company received Conformité Européenne (CE) certification for the sleep diagnostic devices and air compressors. The CE mark recognizes that the two products meet European Union (EU) health and safety standards and are approved for sale in the 27 member states of the EU and in the four members of the European Free Trade Association (EFTA).
•	In March 2012, the Company won a new bid to implement a government procurement project to provide imaging equipment for township hospitals in Xi’an, Shaanxi, China.
•	Also in March 2012, the Company obtained two software copyrights for the CPAP devices. The addition of these copyrights to our intellectual property portfolio reflects progress in our ongoing research and development efforts into the new generation of homecare CPAP devices.
•	In April 2012, the Company renewed its strategic cooperation agreement with Timesco of London Ltd. The agreement appoints Dehaier as the exclusive distributor for Timesco’s CXL and Eclipse series laryngoscope products in mainland China for three years.
•	In May 2012, the Company extended its exclusive distribution authorization with INTERMEDICAL (“IMD”), to distribute its RADIUS C-arm X-ray machines in mainland China. The extended term runs through 2014.
•	In June 2012, the Company entered a three-year strategic mutual cooperation agreement with HEYER Medical AG (“Heyer”). According to this agreement, the Company will continue to be one of the key Chinese distributors for Heyer’s anesthesia machines and the exclusive distributor of its nebulizers in China.
•	Also in June 2012, the Company co-developed a “High-Efficiency Oxygen Inhaler” with Dr. Ding Jianzhang of Beijing Haidian Hospital. This inhaler is expected to begin selling in mainland China in the third quarter of 2012. The portable device is designed for use in homecare oxygen therapy, emergency treatment, disaster relief activities and high-altitude settings.
•	In July 2012, the Company received approval from China’s State Food and Drug Administration (“SFDA”) for its proprietary homecare medical CPAP device, the DHR-CPAP-C5. The certificate is valid until July 1, 2016 (subject to renewal) and allows us to sell the product in mainland China.
•	Also between April and June 2012, the Company obtained software copyrights from China’s National Copyright Administration for four of its proprietary technologies, including (1) Analysis and Monitoring Software of Adsorption Tower Oxygen Generation Process, (2) Dehaier Homecare CPAP Controlling Software, (3) Ventilator of CPAP Controlling Software and (4) Air Compressor Controlling Software. These copyrights have been approved for 50 years from the grant date.
•	In September 2012, the Company won a 3-year procurement agreement for its proprietary air compressors and customized trolleys from a major medical equipment manufacturer in Ukraine.
•	In September 2012, the Company entered into a two-year distribution agreement with GCE group, a leading global compressed gas-equipment company, to become the exclusive distributor for GCE's EASE II product in Mainland China. The newly-distributed product can be widely used in many fields including disaster relief efforts, national defense, emergency rooms, ambulances, and medical institutions.
•	In September 2012, the Company signed three medical equipment procurement agreements with Beijing's Hospitals 304 and 307, two of China's most well-known first-tier hospitals, and with Beijing Kanglian Medicines Co. for the China Development Bank Rural Medical and Health Construction Project.

•	In September 2012, the Company obtained Megapixels software copyrights for its DHR C-Arm X Ray Machine. The upgraded technology can produce optimized images with minimal user involvement through its advanced imaging technology.
•	In October 2012, the Company won a government procurement contract with Xinjiang Province to distribute medical equipments to Hospitals in Xinjiang. The contract will be implemented by the end of 2012.
•	In October 2012, the Company renewed its status of National High Technology Enterprises and received government subsidies of RMB118,100 for short-term bank loan interest, as a result of favorable treatment granted to High Technology Enterprises.
•	In December 2012, the Company was awarded a credit of A- from Beijing Zhongguancun Enterprises Credit Promotion Association, as a result of its improved performance of competitiveness in the industry, relatively strong enterprise system, sustainable business model and low credit risk.
•	In December 2012, the Company signed a medical equipment procurement agreement with Hebei province for the China Development Bank Rural Medical and Health Construction Project.
•	In December 2012, the Company presented its newly-developed Efficient Oxygen Supplement System ("EOS System") at the 2012 Military Surgical Symposium, held in Tianjin from November 30 to December 2, 2012. The symposium featured with highest level of forward-looking medical concepts & theories and best practice.

Our Products

Our proprietary and distributed products include two major categories: (i) medical devices (including supporting products) and (ii) sleep respiratory and oxygen therapy products (previously defined as respiratory and oxygen homecare products). Our medical devices proprietary and distributed products are mainly used in hospitals and clinics, while the sleep respiratory and oxygen therapy products are mainly for hospitals, sleep centers, at-home use by individual, emergency center, national defense and national disaster relief circumstances.

Our Proprietary Products

Our management believes that our proprietary products, which are generally less expensive than products from foreign companies, tend to be more attractive to smaller city and rural hospitals and healthcare facilities and other end-users for whom price is a significant factor in deciding whether to purchase our products. Our proprietary products include medical devices and related supporting/technical service products, and sleep respiratory and oxygen therapy products.

Medical Devices (Including Related Supporting Products)

•	Mobile Medical X-Ray Image Devices. We provide four types of DHR Explorer Series mobile and C-armed X-ray machines. X-ray is used for visualizing bone structures and other dense tissues such as tumors. These mobile and C-armed X-ray machines provide added convenience for use in hospitals and clinics. Our C-arm series of X-ray systems are suitable for ortho reduction and fixation procedures, intervertebral disc imaging and treatment, spinal operation, uterine and oviduct imaging, bladder and ureter imaging and gastric imaging.

•	Anesthesia Machines. We provide two types of DHR ORSA Series anesthesia machines. These machines are used by anesthesiologists to support the administration of anesthesia. These machines administer a precise and continuous supply of anesthetic gases and vapors to the patient at accurate and safe levels of pressure and flow. These machines maintain a continuous, closed-loop control over the pressure of gas within a patient’s mouth or respiratory according to the selected pressure input. In addition, these machines feature a modular design for mobility and ease of maintenance, cleaning and disinfection.

•	Ventilator Air Compressor. We provide two types of air compressors to support medical ventilators in surgery by supplying continuous airflow for the ventilator. Where a facility lacks a central pressured air supply system, our C250 and C280 air compressors provide a portable source of such pressured air. Our air compressors feature oil-less motors, large locking castors, high flow capacity, and spill-proof switches. We have designed our air compressors to be adaptable for use with any ventilator.

•	Trolleys for Ventilators. We provide three types of trolleys to hold ventilators and their accessories for mobility. These trolleys can be fit with a monitor to further enhance the portability and utility.

•	Sterilizers for Ventilators. We provide one type of sterilizer to treat the air from patients in order to control cross-contamination and infection in a facility in general and for subsequent ventilator patients in particular.

Sleep Respiratory and Oxygen Therapy Products

•	Oxygen Concentrating Products. We provide two types of oxygen concentrator products, including, the DHR-3L/5L Oxi-Fairy and the DHR-3L/5L Oxi-Pioneer. These products use our patented advanced Pressure Swing Absorbing (“PSA”) technology to produce highly-concentrated, therapeutic-level oxygen (approximately 90% oxygen concentration) from air at normal temperatures. These products are used by patients with cardiovascular disease, respiratory diseases, such as chronic obstructive pulmonary disease, and geriatric patients.

•	Sleep Apnea Treatment Products. We have designed and expect to provide several products designed for obstructive sleep apnea (“OSA”) therapy. These products include our DHR CPAP C5, DHR Auto CPAP A8, and DHR Auto S-CPAP A9. Our DHR CPAP C5, Auto CPAP A8 and DHR S-CPAP A9 are in the process of obtaining SFDA approval and will not be available for sale until we receive such approval. While we expect to receive this approval within the first half of 2010, we cannot guarantee that we will obtain such SFDA approval in this timeframe or all. These products are all non-invasive therapy products that treat symptoms of sleep apnea. Our CPAP devices do not cure apnea but instead use air pressure to open customers’ airways to reduce snoring and apnea disturbances during sleep. Our automatic CPAP products provide air pressure at a customized, adjustable level, while our traditional CPAP products provide a constant level of air pressure.

•	Sleep Apnea Diagnostic Products. We have designed and expect to provide two types of screening and diagnosis products are portable sleep respiratory recording devices that can be used in a healthcare facility or in a patient’s home to assist physicians in determining whether the patient has obstructive sleep apnea requiring use of a CPAP device. We have applied to SFDA for approval of our DHR 998 and DHR 999 diagnostic products, and they will not be available for sale until we receive such approval. While we expect to receive this approval within the first half of 2010, we cannot guarantee that we will obtain such SFDA approval in this timeframe or all.

•	Effective Oxygen Supplement System. We integrate an effective oxygen supplement system on the basis of newly-distributed oxygen valve and portable oxygen tanks. This enhanced system can be widely applied to particular circumstances including hospital, emergency treatment, disaster relief, national defense, homecare and homecare oxygen therapy service (“HOTS”).

Research and Development of Our Proprietary Products

Our success to date has in part resulted from our strong research and development capabilities, which allow us to regularly introduce new and more advanced products at competitive prices. We increased our annual investment in research and development activities as a percentage of net revenues every year since 2003. Research and development costs were $230,854 and $268,038 for the years ended December 31, 2012 and 2011, respectively. Our research and development team consists of 27 engineers, representing more than one-tenth of our employees.

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

If we deem a new product to be commercially feasible, our research and development team will work closely with our assembly team to move assembly forward. This integrated approach allows us to identify potential difficulties in commercializing our proprietary product or product improvement. Furthermore, it enables us to make adjustments as necessary and develop cost-efficient assembly processes prior to distribution. We believe these abilities can significantly shorten the time it takes to launch a commercialized product. In the last three years, we have developed and brought to market 7 new products, which appeal to a wide range of end-users.

We maintain a 5,400 square foot research and development center in our facility in Beijing, which allows us to compete for skilled research and development technicians and managers. In addition, we are enhancing our research and development ability by cooperating with the research institutes of two top ranking Universities in China: Beijing University of Aeronautics & Astronautics and Beijing University of Technology and Science.

Principal Suppliers – Our Proprietary Products

We us the following principal suppliers to manufacture the components in the products we develop and assemble:

•	Friend of Health (Chuzhou) Medical Technology Co., Ltd.
•	IMD Beijing Medical equipment Co, Ltd
•	China Medical Equipment Co. Ltd
•	C&D (Beijing) Co., Ltd.
•	China National Electronic Device Corp.

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

Proprietary Rights for Our Proprietary Products

We are developing a portfolio of intellectual property rights in China to protect the technologies, inventions and improvements that we believe are significant to our business in China. We have two practical patents issued in China for oxygen concentrators. We have five design patents related to our CPAP devices (2), portable sleep screening (2) and diagnostic services (1). In addition, we obtained 9 software copyrights to our C-arm X-Ray machine (1), CPAP machine (5), air compressor (1) and air concentrator (2). Moreover, we possess proprietary technology and know-how in assembly processes, design and engineering. We have not filed for any patent protection outside of China. To protect our brand name recognition, we have registered the brand name “Dehaier” for trademark protection in China.

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

We believe that we have successfully established our brand in China. We have registered trademarks in China for the Dehaier name and logo used on our own-brand products. As part of our overall strategy to protect and enhance the value of our brand, we actively enforce our registered trademarks against any unauthorized use by a third party.

Our Distributed Products

Our management believes that our distributed products, which are generally more expensive than products from Chinese companies, tend to be more attractive to larger city hospitals and more affluent healthcare facilities and other end-users for whom perceived quality is a significant factor in deciding which products to purchase. While we believe that the quality of our proprietary products is also strong, we understand that some consumers in China associate more well-known international brands with higher quality than they associate with domestically produced brands.

We serve as a significant distributor in China for several foreign producers of medical devices and sleep respiratory and oxygen therapy products, including IMD, Timesco, HEYER, eVent and GCE. We believe this extensive platform allows us to be responsive to local market demand. We distribute medical devices and sleep respiratory and oxygen therapy products for these companies.

Medical Devices

•	Mobile Medical X-Ray Image Devices. We provide two types of X-ray machines developed by other companies: the IMD Radius Series mobile and C-armed X-ray machine and the IMD Compact Series mobile-X-ray machine.
•	Medical Ventilators. We provide one type of ventilator developed by another company: the Inspiration Ventilators from eVent. The Inspiration Series of medical ventilators mechanically move breathable air to and from the lungs to support breathing support for patients who are physically unable to breathe or who are breathing insufficiently.
•	Anesthesia Machines. We provide two types of anesthesia machines developed by other companies: the Nakomat and Modular models from HEYER. These machines are used by anesthesiologists to support the administration of anesthesia. These machines administer a precise and continuous supply of anesthetic gases and vapors to the patient at accurate and safe pressure and flow levels. These machines maintain a continuous, closed-loop control over the pressure of gas within a patient’s respiratory system according to the selected pressure input. In addition, these machines feature a modular design for mobility and ease of maintenance, cleaning and disinfection.
•	Ultrasonic Nebulizers. We provide one type of ultrasonic nebulizer developed by another company: the Cumulus model from HEYER. These devices are used to treat patients with respiratory disease such as asthma, bronchitis and pneumonia. The ultrasonic nebulizers convert low viscosity liquid drug into fine like particles so that the particles can reach to infectious area in the respiratory tract. Our distributed model, the Cumulus, is the only model in the market to effectively treat infection in the lower respiratory tract area.
•	Laryngoscopes. We provide three types of laryngoscopes developed by other companies: the Optima, Optima XL and Eclipse lines of laryngoscopes from Timesco. Laryngoscopes are flexible lighted tubes that are used to look at the inside of the larynx. Anesthesiologists make use of laryngoscopes to assist with intubation in surgery.

Sleep Respiratory and Oxygen Therapy Products

•	Oxygen Valve. We offer a high-flow oxygen device named EASE from Gas Control Equipment Corp. It can be connected with a portable oxygen tank or medical gas pipeline system to deliver high flows of oxygen to patients with minimal breathing resistance. In addition, it helps to deliver high-flow, minimal resistance oxygen to patients. This device effectively increases the degree of blood oxygen saturation and accelerates the recovery of cell functions when patients experience severe hypoxia.

Our Relationships with Suppliers of Our Distributed Products

While we develop, assemble, market and sell our proprietary products, we also serve as the distributor for a number of international companies looking to sell their brands of products in China. We are a distribution agent for some or all products marketed in China by IMD (Italy), Timesco (UK), HEYER (Germany), eVent (USA) and GCE (Sweden). In this capacity, we are responsible for sales, marketing and after-sale services of these products.

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

Principal Suppliers – Our Distributed Products

In addition to the products we design, we distribute products designed and manufactured by the following companies:

•	IMD (Italy)
•	Timesco (UK)
•	HEYER (Germany)
•	eVent (USA)
•	GCE (Sweden)

The exact products from these suppliers are available only from such suppliers; however, we believe that we will be able to obtain similar products from other suppliers in the event our principal suppliers are unable or unwilling to supply us.

Our Service Centers

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

Customers

We have three categories of customers: (i) distributors, (ii) hospitals and government agencies and (iii) individual consumers to whom we sell directly. Our customer base is widely dispersed on both a geographic and revenues basis.

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

Individual consumers. We sell our home respiratory therapy products directly to consumers through our customer experience centers, or “CECs”, and plan to sell through third-party E-commerce platforms.

Dependence on Major Customers. For the years ended December 31, 2012 and 2011, approximately 13% of the Company’s revenues were received from each of two customers.

Concentration of Receivables. At December 31, 2011, receivables from two customers were approximately 12% and 10%, respectively. No customer represented more than 10% of amounts receivable at December 31, 2012.

Dependence on Major Suppliers. At December 31, 2012 and 2011, payables due to three suppliers were approximately 34%, 33%, 19% and 50%, 8%, 6%, respectively.

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

Proprietary Product	Primary Competitors in China	Dehaier’s Estimated Competitive Position*
DHR Explorer Series C-armed X-ray machine	Nanjing Pulang, Beijing Wantong, Beijing Smart, Shenzhen Nanyun	Average

DHR ORSA Series anesthesia machines	Drugg, GE, Spacelab	Average

C250 and C280 air compressors	Beijing Yi’an, Guangdong Puling	Greater than average

Trolleys	An OEM business model, N/A	N/A

Sterilizers	An OEM business model, N/A	N/A

DHR oxygen concentrator	Beijing Aoji, Beijing Ya’ao, Jiangsu Yuyue and Zhejiang Longfei	Smaller than average

DHR CPAP C5	Foreign companies such as Respironics, ResMed, and Covidien	Not in market yet

DHR Homecare CPAP * DHR Homecare APAP * DHR Homecare S * DHR Homecare ST	Foreign companies such as Respironics, ResMed, and Covidien	Updated product line not in the market yet

DHR 998* and DHR 999* screening and diagnosis products	Foreign companies such as Respironics, ResMed, and Covidien	Greater than average

Distributed Product	Primary Competitors in China	Dehaier’s Estimated Competitive Position
IMD C-armed X-ray machine	Philips, GE, Siemens	Smaller than average

eVent Ventilators	Drugg (GER), GE, TYCO (USA), Newport (USA)	Smaller than average

HEYER Anesthesia Machine	Drager (GER), Datex-Ohmeda (US), Primas (UK)	Smaller than average

HEYER Ultrasonic Nebulizer	PARI (GER), YUYUE (China)	Average

Timesco laryngoscope	Kirchner & Wilhelm (GER), WelchAllyn (USA)	Greater than average

*A “greater than average” position indicates Dehaier estimates its competitive position in the top third of all competitors. “Average” indicates Dehaier estimates its competitive position in the middle third of all competitors. “Smaller than average” indicates Dehaier estimates its competitive position in the bottom third of all competitors.

As we expand into international markets, our competitors will include publicly traded and privately held multinational companies such as Respironics and Covidien. These companies typically focus on the premium segments of the market. We believe we can successfully penetrate certain international markets by offering products of comparable quality at lower prices. We will also face competition in international sales from companies that have local operations in the markets in which we sell our proprietary products. We believe that we can compete successfully with these companies by offering high quality proprietary products at comparable prices.

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

Employees

As of March 18, 2013, we have 165 full-time employees, of which, 37 are employed in assembly; 27 are in research and development; 15 are in general administration; 78 are in marketing, sales, and customer support and service; and 8 are in procurement and supply management. As required by PRC regulations, we participate in various employee benefit plans that are organized by municipal and provincial governments, including pension, work-related injury benefits, maternity insurance, and medical and unemployment benefit plans. We are required under PRC law to make contributions to the employee benefit plans at specified percentages of the salaries, bonuses, housing funds and certain allowances of our employees, up to a maximum amount specified by the local government from time to time. We make contributions to employee benefits equal to 10% of employee salaries.

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

We have a single assembly permit, which covers all products we assemble and is scheduled to expire on September 15, 2013. To renew an assembly permit, a company needs to submit to the provincial level food and drug administration an application to renew the permit, along with required information six months before the expiration date of the permit. If we are unable to renew the permit before it expires, we could lose our ability to assemble our medical devices until the situation is rectified. Although we have not yet renewed our permit, we anticipate filing our renewal application in the near future.

Distribution License

A manufacturer or distributor must obtain a distribution license in order to engage in sales and distribution of Class II and Class III medical devices in China. A distribution license is valid for five years and is renewable upon expiration. Our distribution license will expire on September 15, 2013. If we are unable to renew the permit before it expires, we could lose our ability to distribute medical devices until the situation is rectified. Although we have not yet renewed our permit, we anticipate filing our renewal application in the near future.

Registration Requirement

Before a medical device can be manufactured for commercial distribution, a company must affect medical device registration by proving the safety and effectiveness of the medical device to the satisfaction of respective levels of the food and drug administration. In order to conduct a clinical trial on a Class II or Class III medical device, the SFDA requires companies to apply for and obtain in advance a favorable inspection result for the device from an inspection center jointly recognized by the SFDA and the Administration of Quality Supervision, Inspection and Quarantine. The application to the inspection center must be supported by appropriate data, such as animal and laboratory testing results. If the inspection center approves the application for clinical trial, and the respective levels of the food and drug administration approve the institutions which will conduct the clinical trials, the company may begin the clinical trial. A registration application for a Class II or Class III device must provide required pre-clinical and clinical trial data and information about the device and its components regarding, among other things, device design, production and labeling. The provincial level food and drug administration, within 60 days of receiving an application for the registration of a Class II device, and the SFDA, within 90 days of receiving an application for the registration of a Class III device, will notify the applicant whether the application for registration is approved. If approved, a registration certificate will be issued within ten days of written approval. If the food and drug administration requires supplemental information, the approval process may take much longer. The registration is valid for four years.

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

Medical Devices (Including Related Supporting Products)

Product Type	Product Model	Registration Expiration
Mobile Medical X-Ray Image Devices.	Explorer Series mobile and C-armed X-ray machine	July 2015
	IMD Compact Series mobile-X-ray machine	January 2015
Anesthesia Machines.	DHR ORSA Series anesthesia machine	February 2014
Ventilator Air Compressor.	DHR280 Air Compressor for Ventilators	September 2013
Laryngoscope	Timesco Laryngoscope	September 2014
Injection Pump	JMS Injection Pump SP-500	May 2015
Anesthesia Machine	Heyer Narkomat	August 2015
Trolleys for Ventilators.	Not applicable	Not a medical device
Sterilizers for Ventilators.	Not applicable	Not a medical device

Respiratory and Oxygen Homecare Products

Product Type	Product Model	Registration Expiration
Oxygen Concentrating Products.	Oxygen concentrator	April 2014
Sleep Apnea Treatment Products.	CPAP C5 Auto CPAP A8 Auto S-CPAP A9	July 2016 July 2016 July 2016
Diagnostic Products.	DHR 998 DHR 999	Application stage Application stage

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

Restriction on Foreign Ownership

The principal regulation governing foreign ownership of medical device businesses in the PRC is the 2011 Foreign Investment Industrial Guidance Catalogue (the “Catalogue”). The Catalogue classifies the various industries into four categories: encouraged, permitted, restricted and prohibited. As confirmed by the government authorities, BDL is engaged in an encouraged industry. Such a designation offers businesses distinct advantages. For example, businesses engaged in encouraged industries:

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

Item 2. Properties.

We are headquartered and our principal executive offices are located at Jiuzhou Plaza in Beijing. We assemble and test all our branded products at our 32,000 square foot product facility at the Changping Science Park in Beijing.

Office	Address	Rental Term Expiration	Space
Principal Executive Office	Room 501, Jiuzhou Plaza, 83 Fuxing Road Haidian District, Beijing 100856 P.R. China	December 31, 2014	2,583 square feet
Product Center	45 Yong An Road, Science Park, Changping District, Beijing, 102200, P.R. China	December 31, 2013	32,000 square feet

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market for Our Common Shares

Our common shares are traded on the NASDAQ Stock Market under the symbol DHRM. The high and low common stock sales prices per share during the periods indicated were as follows:

Quarter Ended	Mar. 31	June 30	Sept. 30	Dec. 31	Year
Fiscal year 2012
Price per common share:
High	$3.38	$3.95	$2.99	$2.50	$3.95
Low	$1.26	$1.59	$1.47	$1.54	$1.26

Fiscal year 2011
Price per common share:
High	$7.74	$5.30	$3.30	$2.08	$7.74
Low	$4.90	$2.18	$1.95	$1.40	$1.40

Approximate Number of Holders of Our Common Shares

As of the date of this report there are ten (10) holders of record of our common shares. This number excludes our common shares owned by shareholders holding under nominee security position listings.

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

Recent Sales of Unregistered Securities

On January 9, 2012, we issued 5,000 common shares as consideration to a non-employee in connection with individual consulting services provided by the recipient. On April 5, 2012, we issued 5,000 common shares as consideration to a non-employee in connection with individual consulting services provided by the recipient. On August 22, 2012, we issued 20,000 common shares as consideration to a non-employee in connection with financial advisory services provided by the recipient. On November 26, 2012, we issued 20,000 common shares as consideration to a non-employee in connection with financial advisory services provided by the recipient. Also on November 26, 2012, we issued 10,000 common shares as consideration to a non-employee in connection with financial advisory services provided by the recipient.

The issuances of the above securities were exempt from registration under the Securities Act of 1933, as amended (Securities Act), in reliance upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the book-entry entitlements issued in each such transaction.

(b) Not applicable.

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

Company Overview

We are a company in the business of developing and distributing medical devices. We have focused on developing respiratory and oxygen homecare products in particular since 2006.

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

We sell our products primarily through distributors, but we also make direct sales to hospitals, clinics, government health bureaus and individuals. We continue to further our market reach by introducing newer and more advanced product lines that address different end-user needs.

Macro-Economic Factors and Business Trends

In 2011, the Chinese Ministry of Science and Technology announced a medical technology development policy under the “12th Five-Year Plan,” proposing to transfer business focus to the development of new drugs, medical equipment and advanced traditional Chinese medicine, and to the development of the emerging industries of biomedicine. The plan focuses on researching and developing the medium- and high-level diagnostic and curative medical devices which are in high demand and widely used, actively promoting the development of cost-effective medical devices for use in primary health care institutions, enhancing the stability and reliability of medical services and products and researching and developing supplementary medical equipment which can be easily operated for family and self-healthcare. Under the 12th Five-Year Plan, China will proactively promote the reform of healthcare infrastructure system and offer safe, effective, convenient and low-cost medical services to its residents. As a result, management anticipates growth in the Chinese pharmaceutical market.

Current medical device purchases by individuals in China are much lower than they are in Europe and the U.S. It is estimated that twenty percent of individual expenditures on home medical care in China are for medical devices, compared to 50% of such expenditures in Europe and the U.S. As China’s population continues to age, management expects a rapid increase in demand for medical devices, and, as a result, growth in China’s medical device industry.

It is the initial stage of rapid growth of China’s home medical equipment market. As residents’ living standards and consumption structure change, the demand for healthcare services and self-care will substantially increase, creating growth opportunities for participants in the market.

In summary, as a vital component of China’s current health system reform, the medical device industry has been incorporated into the national strategic development plan. In 2013, we anticipate new opportunities, combined with favorable government policies, will position us for continued growth.

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

Fortune magazine predicted homecare medical equipment to be ranked first among the fastest-growing industries in the 21st century. In western countries with mature and large health care markets, home medical equipment accounts for 40% of the entire medical device output. However, in China because of the limited health insurance coverage and level of treatment in the public health systems, residents tend to be more aware of their health and wellness and to seek treatment at home before resorting to public health systems. Thus, management expects that homecare medical equipment could become as abundant as home appliances.

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

We plan to expand our product portfolio through continued investment in research and development and pursuing attractive opportunities to acquire complementary products and technologies. We will establish an efficient and innovative sleep diagnostic system by developing advanced technologies, continuously strong efforts in research and development of proprietaries and will broaden the market by seeking cooperation with first-class sleep centers in nationwide.

We will continue developing sleep respiratory and oxygen therapy business domestically. We will launch a series of product combinations to address the each specific market of oxygen therapy, including emergency treatment, disaster relief and homecare oxygen therapy services.

We will continue to expand into overseas markets and establish a distribution network, through distribution agreements, OEM partnerships and direct sales force efforts. We will build our brand name by actively participating in international trade shows and other marketing activities. To the extent we have adequate demand for our sleep respiratory and oxygen therapy products abroad, we will continue seeking regulatory approval to sell these products in the United States and Europe.

Results of Operations

Overview

For the years ended December 31, 2012 and 2011, our total revenues amounted to approximately $21.37 million and $21.64 million, respectively. Our revenues are subject to value added tax (“VAT”), sales returns and trade discounts. We deduct these amounts from our gross revenues to arrive at our total revenues. Our net income attributable to Dehaier for the years ended December 31, 2012 and 2011 was approximately $3.21 million and $3.10 million, respectively. Although revenue decreased slightly, net income attributable to Dehaier increased slightly, mainly due to the Company’s operating strategy changes that reduced expenses. While we continuously developed our sales channels on traditional medical devices sales, we have also been adjusting our strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market.

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

Revenues

Our total revenues are derived from our medical devices and our respiratory and oxygen homecare products and services. In 2012, our revenues decreased slightly as we saw a weakening in our traditional medical sales due to increased competition in our market. While we have been successful in growing our higher-margin sales in 2012, we believe that we are still at an early stage in this market and have not yet overcome the traditional market decrease.

Medical Devices (Including Related Supporting Products) – Our Proprietary and Distributed Products

We derive revenues in our medical devices product line from the sale of C-arm X-ray systems, anesthesia machines, medical ventilators, general hospital products and related supporting products (previously defined as technical service products). Our medical device line is our largest product line and has the most extensive market penetration. We anticipate that we will continue to experience revenue growth in our medical devices line as we further develop our market through the introduction of new advanced product offerings and the participation in favorable government programs. In addition, we have begun to engage in state-level healthcare projects recently. We may procure high-end medical equipment for our clients, which may not necessarily be part of our existing distributed brands portfolio. We refer to these kinds of contracted projects as “key account business.” Although this business may carry lower margins, the contract value for such business is typically larger and can contribute materially to our revenues.

Sleep Respiratory and Oxygen Therapy Products

We derive revenues in our sleep respiratory and oxygen therapy line from sales of oxygen concentrators, CPAP devices, and portable sleep diagnostics devices. We anticipate that, on a percentage basis, revenues from sleep respiratory and oxygen therapy product line will increase more rapidly than total revenues in the near term, as we introduce new and more advanced products. We expect to develop our market for sleep respiratory and oxygen therapy market in China and internationally through the use of distributors as well as through our direct sales platform. In addition, we launched the new Effective Oxygen Supplement System in 2012. This system is able to satisfy more demands from a much more detailed and specific market. While we strongly believe in the tremendous growth potential of sleep respiratory and oxygen therapy business in coming years, we are still in the early stage of this business. In 2013, management will be focusing on laying solid foundation, such as introducing more advanced products and penetrating the market, for sleep respiratory and oxygen therapy business, rather than generating considerable revenue from this business.

Operating Costs and Expenses

Our operating costs and expenses consist of cost of revenues, general and administrative expenses, selling expenses and other expenses. Our total operating costs and expenses slightly decreased both as a percentage of our total revenues and in absolute amount for the year ended December 31, 2012 compared to the same period in 2011, primarily due to the decrease in spending in the homecare and oxygen therapy clients and international market development. Further, our research and development investments and efforts in maintaining capital market relationships contributed to our operating expenses. The following table sets forth the components of our costs and expenses both in U.S. dollar amounts (in thousands) and as a percentage of total revenues for the years indicated.

	For the year ended December 31,
	2012		2011		Change
	USD (‘000)%		USD (‘000)%		USD (‘000)%
Revenues	21,370	100.00	21,639	100.00	(269)	-1.24%

Costs and expenses
Cost of revenues	13,255	62.03	13,697	63.30	(442)	-3.23
General and administrative expense	2,599	12.16	2,621	12.11	(22)	-0.84
Selling expense	1,358	6.35	1,877	8.67	(519)	-27.65

Total costs and expenses	17,212	80.54	18,195	84.08	(983)	-5.40

Net Income	3,216	15.05	3,126	14.45	90	2.88

Cost of Revenues

Cost of revenues primarily includes finished goods, parts for assembly, wages, handling charges, and other expenses associated with the assembly and distribution of product.

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

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011.

Revenues

Our total revenues decreased by 1.24% from $21.64 million for the fiscal year ended December 31, 2011 to $21.37 million for the fiscal year ended December 31, 2012. In 2012, we continuously developed our sales channels for traditional medical devices sales. At the same time, we also began to adjust our operating strategy to expand into government procurement projects and the burgeoning respiratory and oxygen homecare market. Management believes revenues have decreased slightly in traditional device sales due to an increasingly challenging market and new competitors. Further, our government procurement efforts and homecare business are still at a relatively early stage. As a result, our overall revenues are slightly lower than in 2011.

Cost of Revenues

Our cost of revenues decreased by 3.23% from $13.70 million for the fiscal year ended December 31, 2011 to $13.25 million for the fiscal year ended December 31, 2012. Our efforts to manage our inventory and costs allowed us to decrease our cost of revenues slightly more quickly than our decrease in revenues.

Gross Profit

Our gross profit increased from $7.94 million in 2011 to $8.12 million in 2012, and our gross margin increased slightly from 36.70% in 2011 to 37.98% in 2012. Management believes the shift in the Company’s revenue mix away from traditional device sales resulted in increases in gross margin and net income.

Operating Expenses

Our operating expenses decreased by 12.02% from $4.50 million for the fiscal year ended December 31, 2011 to $3.96 million for the fiscal year ended December 31, 2012. The expenses decreased more than revenues, largely due to our efforts to reduce traveling and marketing expenses by leveraging our increasingly mature distribution network and shifting away from in-person marketing visits when appropriate. We analyzed our operating expenses by general and administrative expenses and selling expenses in the following parts.

Operating Expenses—General and Administrative Expenses

General and administrative expenses consist primarily of salaries and benefits and related costs for our administrative personnel and management, and expenses associated with our research and development, registration of patent and intellectual property rights in China and abroad.

Our general and administration expenses decreased by 0.82% from $2.62 million for the fiscal year ended December 31, 2011 to $2.60 million for the fiscal year ended December 31, 2012. This decrease was mainly due to a reduction in R&D expenses.

We expect that our general and administration expenses will increase in the near future as a result of business expansion..

Operating Expenses—Selling Expense

Our selling expenses decreased by 27.66% from $1.88 million for the fiscal year ended December 31, 2011 to $1.36 million for the fiscal year ended December 31, 2012.

These selling expense decreases are a result of operating efficiency improvements related to more focused marketing efforts that reduced travel expenses when appropriate. We expect our selling expenses will grow as we invest in strengthening our distribution network, growing relationships with our customers, developing the homecare device market (in particular our oxygen therapy service initiative) and driving top-line growth in these areas.

Operating Income

As a result of the foregoing, we generated an operating income of approximately $4.39 million in 2012, compared to approximately $3.61 million in 2011. Operating income increased by 21.46% largely due to the decrease in selling expenses.

Taxation

Our income tax expense was approximately $0.86 million in 2012, compared to approximately $0.66 million in 2011. Our taxable income increased primarily due to the increase in net income.

Net Income

As a result of the foregoing, we had net income of approximately $3.22 million in 2012, compared to approximately $3.13 million in 2011. After deduction of non-controlling interest in income, net income attributable to Dehaier was approximately $3.21 million and $3.10 million in 2012 and 2011, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

As of December 31, 2012, we had $3,505,330 in cash and cash equivalents. As a result of decreased cash flow associated with intellectual property investment, partially offset by increased cash flow from operating activities, net cash decreased from $3,694,486 at December 31, 2011. We believe that our currently available working capital of $28,852,500, including cash, should be adequate to meet our anticipated cash needs and sustain our current operations for at least 12 months. To the extent we engage in acquisitions in the future, we may need to rely on a variety of sources of funding, including but not limited to operating cash, and debt and/or equity financing.

Operating Activities

Net cash provided by operating activities was $1,704,876 for the year ended December 31, 2012 as compared to $3,161,752 used in operating activities for the same period in 2011. The reasons for this change are mainly as follows:

(i)	Accounts receivable decreased by $344,341 in 2012, compared with an increase of $3,797,045 in 2011. The aggregate decrease in accounts receivable from the beginning of 2011 through the end of 2012 of $4,141,386 is attributable to better aging management, which reduced accounts receivable amounts.

(ii)	Prepayments and other current assets increased by $1,730,704 in 2012, while in 2011, it increased by $1,413,176. The aggregate increase of $3,143,880 in prepayments and other current assets from the beginning of 2011 through the end of 2012 is due to the Company’s decision to lock in supply costs by prepaying certain amounts in order to avoid increases in raw material prices.

(iii)	Other receivables increased by $1,617,781 in 2012, while in 2011, other receivables decreased by $642,287. This increase of $2,260,068 in other receivables from the beginning of 2011 through the end of 2012 represents contract and contract bid deposits to participate in large contracts, which typically have a longer turnover than smaller contracts due to increased completion time.

(iv)	Inventories decreased by $931,844 in 2012, while in the 2011, inventories decreased by $842,052. The aggregate decrease in inventories of $1,773,896 from the beginning of 2011 through the end of 2012 is mainly because the Company improved its inventory management by better matching production cycles with customer orders.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2012 was $2,726,507, compared to $155,419 for the same period of 2011. The cash used in investing activities in each year was mainly attributable to capital expenditures for the purchase of new equipment. The increase in 2012 was mainly because the Company completed software copyright registrations for which it had previously invested in research and development.

Financing Activities

We received $2.4 million in proceeds from a short-term bank loan in 2012, which was fully paid during the year, as compared to $1.5 million in 2011.

Contractual Obligations and Commercial Commitments

The following table sets forth our contractual obligations as of December 31, 2012:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating Lease Obligations	$144,451	$97,589	$46,862	-
Short-term borrowings	$2,407,200	$2,407,200	-	-
Total	$2,551,651	$2,504,789	$46,862	-

The leased properties are principally located in the PRC, and we use such properties for administration and warehouse facilities. The leases are renewable subject to negotiation.

Short-term borrowings represent short-term loans from two banks, which are due in May 2013 and March 2014.

Capital Expenditures

We made capital expenditures of approximately $2.73 million and $0.15 million in 2012 and 2011, respectively, representing 12.73% and 0.69% of our total revenues, respectively. Our capital expenditures were used to purchase machinery for our assembly line and obtain software copyrights. As of December 31, 2012, we had no capital expenditure obligations.

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009, BDL renewed its certification for “high technology” company, and qualified for the 15% income tax rate to calculate the income tax expense for the periods ended December 31, 2012 and 2011. In 2012, the Company renewed the high technology company status to maintain its 15% income tax rate. The current preferential rate is scheduled to expire unless renewed in 2015.The income tax rate for BTL was 25% in 2011 and 2012.

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

United States Tax

As of December 31, 2012, Breathcare LLC was treated as a pass-through entity under the Internal Revenue Code, so Breathcare LLC does not pay U.S. federal income tax at the entity level. Moreover, to date, Breathcare LLC has not generated any revenues.

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

The Company adopted the provisions of ASC Topic 815 (formerly Emerging Issue Task Force 07-5), “Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock.” ASC Topic 815 provides a framework for determining whether an instrument is indexed to an entity’s own stock. ASC Topic 815 became effective for the Company this period when warrants were issued in connection with the Company’s initial public offering (“IPO”). Such warrants are indexed to the Company’s common shares, which is traded in US dollars. Since the Company’s functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrant liabilities is measured each reporting period with the resulting change in fair value recorded in the statement of operations. An increase of the warrants liability due to a change in fair value would decrease net income and earnings per share. A decrease in warrants liability due to a change in fair value would increase net income and earnings per share of the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A/9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012 (the “Evaluation Date”), the Company carried out an evaluation, under the supervision of and with the participation of management, including the Company’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on the foregoing, the chief executive officer and chief financial officer concluded that as of the Evaluation Date the company’s disclosure controls and procedures were effective and designed to ensure that all material information required to be included in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decision regarding required disclosure.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on this assessment, the Company’s management believes that, as of the Evaluation Date, its internal control over financing reporting is effective based on the criteria established in the Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the three or twelve months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Regulation S-K Item 401:

Executive Officers and Directors

The following table sets forth our executive officers and directors, their ages and the positions held by them:

Name	Age	Position Held
Ping Chen(1)(2)	48	Chief Executive Officer and Chairman and Director
Jingli (Charles) Li(1)	27	Chief Financial Officer
Weibing Yang(1)(3)	45	Director
Yunxiang (Phil) Fan(1)(3)(4)(5)(6)	45	Independent Director
Genhui Chen(1)(4)(5)(6)(7)	48	Independent Director
Mingwei Zhang(1)(4)(5)(6)(7)	59	Independent Director

(1)	The individual’s business address is c/o Suite 501, Jiuzhou Plaza, 83 Fuxing Road, Haidian District, Beijing 100856 China.
(2)	Class III director whose term expires in 2015.
(3)	Class II director whose term expires in 2014.
(4)	Member of audit committee.
(5)	Member of compensation committee.
(6)	Member of nominating committee.
(7)	Class I director whose term expires in 2013.

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

Jingli (Charles) Li. Mr. Li is our Chief Financial Officer and is familiar with US GAAP, China GAAP and the Sarbanes-Oxley Act. Mr. Li has supported Dehaier with the establishment of its internal control system and procedures since November 2010. He previously worked as a senior auditor in KPMG Huazhen Beijing from September 2008 through November 2010. Mr. Li earned his bachelor degree in Economics at Beijing University of Technology in 2008 and is a member of the Internal Control Institute as a Certified Internal Control Specialist.

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

Board of Directors and Board Committees

Our board of directors currently consists of 5 directors. There are no family relationships between any of our executive officers and directors. The directors are divided into three classes. Class I directors shall face re-election at our annual general meeting of shareholders in 2013 and every three years thereafter. Class II directors shall face re-election at our annual general meeting of shareholders in 2014 and every three years thereafter. Class III directors shall face re-election at our annual general meeting of shareholders in 2015 and every three years thereafter.

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

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Messrs. Fan, Zhang and Genhui Chen are our independent directors.

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

Duties of Directors

Under British Virgin Islands law, our directors have a duty to act honestly, in good faith and with a view to our best interests. Our directors also have a duty to exercise the care, diligence and skills that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our third amended and restated memorandum and articles of association. We have the right to seek damages if a duty owed by our directors is breached. The functions and powers of our board of directors include, among others:

•	appointing officers and determining the term of office of the officers;

•	authorizing the payment of donations to religious, charitable, public or other bodies, clubs, funds or associations as deemed advisable;

•	exercising the borrowing powers of the company and mortgaging the property of the company;

•	executing checks, promissory notes and other negotiable instruments on behalf of the company; and

•	maintaining or registering a register of mortgages, charges or other encumbrances of the company.

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

Item 11. Executive Compensation.

Executive Compensation

The following table shows the annual compensation paid by us for the years ended December 31, 2011 and 2012 to Ping Chen, our principal executive officer. No other officer had a salary during either of the previous two years of more than $100,000.

Summary Executive Compensation Table

Name and principal position	Year	Salary	Bonus	Option Awards		All Other Compensation	Total
Ping Chen,	2012	$36,520	$0	$0		$0	$36,520
Principal Executive Officer	2011	$35,656	$0	$183,000	(1)	$0	$218,656

(1)	On December 29, 2011, 150,000 share options were awarded to Mr. Chen, which options vest over a period of five years, the first 20% of which vested on December 29, 2012. The grant date fair value of the options is $1.22.

Director Compensation

All directors hold office until the next annual meeting of shareholders at which their respective class of directors is re-elected and until their successors have been duly elected and qualified. There are no family relationships among our directors or executive officers. Officers are elected by and serve at the discretion of the Board of Directors. Employee directors do not receive any compensation for their services. Non-employee directors are entitled to receive payment for serving as directors and may receive option grants from our company. For service on our Board of Directors, Mr. Zhang receives $4,000 per year, and Mr. Fan and Mr. Genhui Chen receive $2,000 per meeting attended.

Summary Director Compensation Table

Name	Fees earned or paid in cash	Option awards	Total(1)
Ping Chen(2)	$36,520	$0	$36,520
Yunxiang (Phil) Fan	$4,000	$0	$4,000
Jimin (Peter) Zhuo(3)	$4,000	$0	$4,000
Genhui Chen	$0	$0	$0
Weibing Yang(2)	$21,600	$0	$21,600
Mingwei Zhang(4)	$4,000	$0	$4,000

(1)	None of the directors received any common share awards, option awards, nonqualified deferred compensation earnings or non-equity incentive plan compensation in fiscal year 2012.
(2)	Mr. Ping Chen and Mr. Yang received compensation in their capacity as officers of our company and/or subsidiaries/affiliates but did not receive any compensation for serving as directors of our company.
(3)	Mr. Zhuo ceased to be a director of our company on March 1, 2012.
(7)	Mr. Zhang became a director of our company on March 1, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	450,000	$1.45	0

Principal Shareholders

The following table sets forth information with respect to beneficial ownership of our common shares as of March 18, 2013 by:

•	Each person who is known by us to beneficially own more than 5% of our outstanding common shares;
•	Each of our directors and named executive officers; and
•	All directors and named executive officers as a group.

The number and percentage of common shares beneficially owned are based on 4,620,000 common shares outstanding as of March 18, 2013. Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than 5% of our common shares. Beneficial ownership is determined in accordance with the rules of the SEC and generally requires that such person have voting or investment power with respect to securities. In computing the number of common shares beneficially owned by a person listed below and the percentage ownership of such person, common shares underlying options, warrants or convertible securities held by each such person that are exercisable or convertible within 60 days of March 18, 2013 are deemed outstanding, but are not deemed outstanding for computing the percentage ownership of any other person. Except as otherwise indicated in the footnotes to this table, or as required by applicable community property laws, all persons listed have sole voting and investment power for all common shares shown as beneficially owned by them. Unless otherwise indicated in the footnotes, the address for each principal shareholder is in the care of BDL, Room 501, Jiuzhou Plaza, 83 Fuxing Road, Haidian District, Beijing 100856, People’s Republic of China. As of the date of this filing, we have ten (10) shareholders of record.

Named Executive Officers and Directors	Amount of Beneficial Ownership(1)		Percentage Ownership(2)
Ping Chen, CEO, Director	1,134,742	(3)	24.56%
Weibing Yang, VP of Sales and Marketing, Director	273,471	(4)	5.91%
Yunxiang (Phil) Fan	8,000	(5)	*
Genhui Chen	4,000	(5)	*
Mingwei Zhang	0	(5)	*

All officers and directors as a group	1,368,213		29.97%
Chen Ping Ltd.	1,104,742	(3)	24.20%

*	Less than 1%.
(1)	Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the common shares.
(2)	The number of our common shares outstanding used in calculating the percentage for each listed person excludes the common shares underlying options held by such person.
(3)	Ping Chen has the sole power to direct the voting and disposition of the 1,104,742 shares held by Chen Ping Ltd. The number also includes 30,000 shares underlying options, which will have vested within 60 days hereof.
(4)	The number also includes 10,000 shares underlying options, which will have vested within 60 days hereof.
(5)	The number represents shares underlying options, which will have vested within 60 days hereof.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since the beginning of Dehaier’s last fiscal year, there have been no related party transactions required to be disclosed pursuant to Item 404(d) of Regulation S-K.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years. Except as set forth in our discussion above, none of our directors or officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Director Independence

The Board of Directors maintains a majority of independent directors who are deemed to be independent under the definition of independence provided by NASDAQ Stock Market Rule 4200(a)(15). Messrs. Fan, Zhang and Genhui Chen are our independent directors.

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

Fees Paid To Independent Registered Public Accounting Firm

Audit Fees

During fiscal 2012 and 2011, Friedman LLP’s fees for the annual audit of our financial statements and the quarterly reviews of the financial statements were $181,000 and $175,000, respectively.

Audit Related Fees

The Company has not paid Friedman LLP for audit-related services in fiscal 2012 and 2011.

Tax Fees

The Company has not paid Friedman LLP for tax services in fiscal 2012 and 2011.

All Other Fees

The Company has not paid Friedman LLP for any other services in fiscal 2012 and 2011.

Audit Committee Pre-Approval Policies

Before Friedman LLP was engaged by the Company to render audit or non-audit services, the engagement was approved by the Company’s audit committee. All services rendered by Friedman LLP have been so approved.

Percentage of Hours

The percentage of hours expended on the principal accountants’ engagement to audit our consolidated financial statements for 2012 that were attributed to work performed by persons other than Friedman LLP’s full-time permanent employees was 75%.

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed herewith:

Exhibit Number	Document

3(i).1	Third Amended and Restated Articles of Association of the Registrant(1)

3(ii).1	Third Amended and Restated Memorandum of Association of the Registrant(1)

4.1	Specimen Share Certificate(1)

10.1	Form of Share Option Plan(1)

10.2	Translation of lease agreement for Product Center dated September 23, 2008(1)

10.3	Translation of Production Agreement with Friend of Health (Chuzhou) Medical Technology Co., Ltd.(1)

10.4	Mortgage Contract between ICBC and BTL(1)

10.5	Indemnification and Guarantee Contract between Ping Chen and BTL(1)

10.6	Description of oral loan contract between BTL and BDL(1)

10.7	Loss Absorption Agreement between BDL, BTL and shareholders of BTL(1)

21.1	Subsidiaries of the Registrant(2)

23.1	Consent of Friedman LLP, independent registered public accounting firm(2)

31.1	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

31.2	Certifications pursuant to Rule 13a-14(a) or 15(d)-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

99.1	Code of Business Conduct and Ethics(1)

99.2	Audit Committee Charter(4)

99.3	Press release dated March 18, 2013, titled “Dehaier Medical Announces 2012 Fourth Quarter and Year End Financial Results.”

101.INS	XBRL Instance Document(3)

101.SCH	XBRL Taxonomy Extension Schema Document(3)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document(3)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document(3)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document(3)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document(3)

(1)	Incorporated by reference to the registrant’s registration statement on Form S-1, File no. 333-163041, filed on November 12, 2009, as amended.
(2)	Filed herewith.
(3)	Furnished herewith.
(4)	Incorporated by reference to the registrant’s Form 10-K, File no. 001-34661, filed on March 31, 2010.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEHAIER MEDICAL SYSTEMS LIMITED

March 18, 2013	By:	/s/ PING CHEN
Ping Chen
Chief Executive Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, as amended, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ PING CHEN	Chief Executive Officer and Director	March 18, 2013
Ping Chen	(Principal Executive Officer)

/s/ JINGLI (CHARLES) LI	Chief Financial Officer (Principal Accounting and Financial Officer)	March 18, 2013
Jingli (Charles) Li

/s/ WEIBING YANG	Director	March 18, 2013
Weibing Yang

/s/ GENHUI CHEN	Director	March 18, 2013
Genhui Chen

/s/ PHIL FAN	Director	March 18, 2013
Phil Fan

/s/ MINGWEI ZHANG	Director	March 18, 2013
Mingwei Zhang

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Dehaier Medical Systems Limited

We have audited the accompanying consolidated balance sheets of Dehaier Medical Systems Limited and Affiliate as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, cash flows and equity for the years then ended. Dehaier Medical Systems Limited and Affiliate’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dehaier Medical Systems Limited and Affiliate as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York

March 18, 2013

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	US$	US$

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	3,505,330	3,694,486
Accounts receivable -less allowance for doubtful accounts of $865,769 and $859,509	11,960,193	12,159,842
Contract Deposits	3,027,616	2,110,942
Other receivables, net	556,635	411,194
Advances to Suppliers	4,470,756	4,348,847
Prepayment and other current assets	4,069,975	2,365,154
Inventories, net	4,654,827	5,532,311
Tax receivable	328,208	888,452
Deferred tax asset	119,437	118,030
Total Current Assets	32,692,977	31,629,258

Property and equipment, net	2,895,523	3,348,533
Intangible assets, net	2,694,439	-
Total Assets	38,282,939	34,977,791

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Short-term borrowings	2,407,200	1,585,890
Accounts payable	37,640	32,925
Advances from customers	248,940	303,000
Accrued expenses and other current liabilities	406,452	349,158
Taxes payable	401,574	2,042,048
Warranty obligation	338,671	334,680
Total Current Liabilities	3,840,477	4,647,701

OTHER LIABILITIES
Warrants liability	374,166	96,469
Total Liabilities	4,214,643	4,744,170

Commitments and Contingency
Equity
Common shares, $0.002731 par value, 18,307,038 shares authorized, 4,620,000 and 4,560,000 shares issued and outstanding at December 31, 2012 and 2011, respectively	12,618	12,454
Additional paid in capital	13,500,847	13,281,374
Retained earnings	16,147,723	12,941,572
Accumulated other comprehensive income	2,967,202	2,585,488
Total Dehaier Medical Systems Limited shareholders' equity	32,628,390	28,820,888
Non-controlling interest	1,439,906	1,412,733
Total equity	34,068,296	30,233,621
Total liabilities and equity	38,282,939	34,977,791

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended December 31,
	2012	2011
	US$	US$
Revenue	21,370,325	21,639,283

Costs of revenue	(13,254,587)	(13,696,743)

Gross profit	8,115,738	7,942,540

Service income	300,338	281,656
Service expenses	(71,376)	(113,861)
General and administrative expense	(2,599,368)	(2,620,845)
Selling expense	(1,357,972)	(1,877,303)

Operating Income	4,387,360	3,612,187

Financial expenses ( including interest expense of $149,488 and $82,136)	(151,720)	(86,712)
Other income	23,872	34,965
Other expense	(173)	(232)
Change in fair value of warrants liability	(180,192)	221,640

Income before provision for income tax and non-controlling interest	4,079,147	3,781,848

Provision for income tax	(862,795)	(656,297)

Net income	3,216,352	3,125,551

Non-Controlling interest in income	(10,201)	(22,431)

Net income attributable to Dehaier Medical Systems Limited	3,206,151	3,103,120

Net income	3,216,352	3,125,551

Other comprehensive income
Foreign currency translation adjustments	398,686	1,174,044

Comprehensive Income	3,615,038	4,299,595
Comprehensive income attributable to the non-controlling interest	(27,173)	(85,442)

Comprehensive income attributable to Dehaier Medical Systems Limited	3,587,865	4,214,153

Earnings per share
-Basic	0.70	0.69
-Diluted	0.70	0.69

Weighted average number of common shares used in computation
-Basic	4,578,151	4,514,329
-Diluted	4,601,907	4,514,329

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF EQUITY

Dehaier Medical Systems Limited
	Common stock		Additional Paid-in Capital	Retained Earnings	Accumulated other comprehensive income	Non-controlling interest	Total
	Shares	US$	US$	US$	US$	US$	US$
Balance as of January 1, 2011	4,500,000	12,290	13,137,085	9,838,452	1,474,455	1,327,291	25,789,573

Issuance of 10,000 shares to non-employees.	10,000	27	59,273	-	-	-	59,300
Issuance of 50,000 shares to non-employees.	50,000	137	84,113	-	-	-	84,250
Issuance of 450,000 options to employees, officers and directors	-	-	903	-	-	-	903
Foreign currency translation	-	-	-	-	1,111,033	63,011	1,174,044
Net income	-	-	-	3,103,120	-	22,431	3,125,551
Balance as of December 31, 2011	4,560,000	12,454	13,281,374	12,941,572	2,585,488	1,412,733	30,233,621

Issuance of 5,000 shares to non-employee	5,000	14	11,086				11,100
Issuance of 5,000 shares to non-employee	5,000	14	12,361				12,375
Issuance of 20,000 shares to non-employee	20,000	55	31,945				32,000
Issuance of 20,000 shares to non-employee	20,000	54	35,945				35,999
Issuance of 10,000 shares to non-employee	10,000	27	17,973				18,000
Stock based Compensation	-	-	110,163				110,163
Foreign currency translation					381,714	16,972	398,686
Net income				3,206,151		10,201	3,216,352

Balance as of December 31, 2012	4,620,000	12,618	13,500,847	16,147,723	2,967,202	1,439,906	34,068,296

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2012	2011
	US$	US$
Cash flows from operating activities

Net income	3,216,352	3,125,551
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	314,479	144,453
Depreciation and amortization	552,086	450,518
Change in fair value of warrants liability	180,192	(221,640)
(Recovery of) Provision for doubtful accounts	(3,939)	749,280
Provision for doubtful accounts - other receivables	598,747	-
Provision for warranty reserve	-	37,303
Deferred tax benefit	-	(118,030)
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable	344,341	(3,797,045)
Increase in prepayments and other current assets	(1,730,704)	(1,413,176)
Decrease (Increase) in other receivables	(1,617,781)	642,287
Decrease in inventories	931,844	842,052
Decrease in tax receivable	563,816	2,630,467
Increase in accounts payable	4,271	3,607
(Decrease)Increase in advances from customers	(56,965)	33,811
Increase in accrued expenses and other current liabilities	52,482	14,470
Decrease in taxes payable	(1,644,345)	(6,285,660)
Net cash provided by (used in) operating activities	1,704,876	(3,161,752)

Cash flows from investing activities
Capital expenditures and other additions	(11,054)	(153,061)
Software Copyrights	(2,715,453)	-
Advances to related parties	-	(2,358)
Net cash used in investing activities	(2,726,507)	(155,419)

Cash flows from financing activities
Proceeds from bank loan	2,373,145	1,542,680
Repayment of bank loan	(1,580,436)	(1,533,604)
Net cash provided by financing activities	792,709	9,076

Effect of exchange rate fluctuations on cash and cash equivalents	39,766	1,079,195

Net decrease in cash and cash equivalents	(189,156)	(2,228,900)

Cash and cash equivalents at beginning of year	3,694,486	5,923,386

Cash and cash equivalents at end of year	3,505,330	3,694,486

Supplemental cash flow information
Income tax paid	1,416,958	1,906,763
Interest paid	149,488	82,136

The accompanying notes are an integral part of these consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

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

A group of shareholders, including the Chief Executive Officer, originally held more than 50% of the voting ownership interest of Dehaier, BDL and BTL. BTL owns a building which is pledged as collateral for BDL’s bank loans. In exchange, BDL loans money to BTL to finance its operations. BTL’s primary operation is to provide repairs and transportation services to BDL’s customers. Because of these arrangements, BDL is the primary beneficiary of BTL, as the entity that is most closely associated with BTL. BTL is considered a variable interest entity(“VIE”). Management makes ongoing reassessments of whether BDL is the primary beneficiary of BTL.

The carrying amount and classification of BTL’s assets and liabilities included in the Consolidated Balance Sheets are as follows:

	December 31,
	2012	2011
	US$	US$
Total current assets	240,420	425,464
Total assets	1,457,986	1,448,432
Total current liabilities	18,080	35,699
Total liabilities	18,080	35,699

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

Accounts Receivable

Accounts receivable are recorded at net realizable value. Accounts receivable terms typically are net 60-180 days from the end of the month in which the services were provided, or when goods were delivered. The Company generally does not require collateral or other security to support accounts receivable. An allowance, if required, is based on a combination of historical experience, aging analysis, and an evaluation of the collectibility of specific accounts. Management considers that receivables over 1 year to be past due. Management has determined that an allowance of $865,769 (RMB5,394,874) and $859,509 (RMB5,419,725) was appropriate at December 31, 2012 and 2011, respectively.

Other Receivables, Net

Other receivables primarily include advances to employees and advance to suppliers. Management regularly reviews aging of receivables and changes in payment trends and records a reserve when management believes collection of amounts due are at risk. Accounts considered uncollectible are written off after exhaustive efforts at collection. Management has determined that an allowance of $598,747 was appropriate at December 31, 2012.

Advances to Suppliers and Advances from Customers

The Company, as is the common practice in the PRC, often makes advance payments to suppliers for unassembled parts, or receives advance payments from customers. Advances to suppliers were $4,470,756 and 4,348,847 as of December 31, 2012 and 2011, respectively. Advances from customers were $248,940 and $303,000 as of December 31, 2012 and 2011, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated financial statements for current assets and current liabilities approximate fair value due to the short-term nature of these financial instruments.

The Company follows the provisions of ASC topic 815, “Derivatives and Hedging”. ASC topic 815 provides a framework for determining whether an instrument is indexed to an entity's own stock. Warrants are indexed to the Company's stock, which is traded in US dollars. Since the Company's functional currency is the RMB, such warrants are considered liabilities. The fair value of the warrants liability is measured each reporting period with the resulting change in fair value recorded in the consolidated statements of income and comprehensive income (see Note 14).

The accounting standards regarding fair value of financial instruments and related fair value measurements define fair value, and establish a three-level valuation hierarchy for disclosures of fair value.

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

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The fair value of the warrants was determined using the Black Scholes Model, with level 2 inputs.

Inventories

Inventories are stated at the lower of cost or market and consist of assembled and unassembled parts relating to medical devices. The Company reviews its inventory annually for possible obsolete goods and to determine if any reserves are necessary. The reserve for obsolescence was $51,764 (RMB322,556) for each of 2012 and 2011, and the provision, when necessary, is included in the operating expenses in the consolidated statements of income and comprehensive income.

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

Intangible Assets

Intangible assets are recorded at cost less accumulated amortization. Amortization is calculated on a straight-line basis over the following estimated useful lives:

Leasehold improvements	Shorter of the useful lives or the lease term
Software copyrights	20 years
Other software	5 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company compares the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows is less than the carrying amount of the asset, the Company applies a discount rate to the estimated cash flows, and an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. Management has determined no impairment exists at the balance sheet dates.

Revenue Recognition

The Company recognizes revenues when all the followings conditions have been satisfied:

*Persuasive evidence of an arrangement exists;

*Delivery and/or installation has occurred (e.g., risks and rewards of ownership have passed);

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

Foreign Currency Translation

The accounts of Dehaier, BDL, BTL and Breathcare are measured using the currency of the primary economic environment in which the entity operates (the “functional currency”). The accompanying consolidated financial statements are presented in US dollars. Foreign currency transactions are translated into US dollars using fixed exchange rates in effect at the time of the transaction. Generally, foreign exchange gains and losses resulting from the settlement of such transactions are recognized in the consolidated statements of income and comprehensive income. The foreign currency accounts of BDL and BTL are translated in accordance with ASC 830-10, “Foreign Currency Matters”. Assets and liabilities are translated at current exchange rates quoted by the People’s Bank of China at the balance sheet dates and revenues and expenses are translated at average exchange rates in effect during the periods. Resulting translation adjustments are recorded as other comprehensive income (loss) and accumulated as a separate component of equity

Warranty Costs

The Company provides for the estimated cost of product warranties at the time revenue is recognized. The Company's warranty obligation is affected by product failure rates and material usage and service delivery costs incurred in correcting product failure. Should actual product failure rates, material usage or service delivery costs differ from the Company's estimates, the Company may revise its estimated product warranty liability. The term of the product warranty is generally twelve months. The reserve for warranty costs was $338,671 and $334,680 at December 31, 2012 and 2011, respectively. Warranty expense for the years ended December 31, 2012 and 2011 was $97,937 and $18,926, respectively.

Research and Development Costs

Research and development costs relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred, Research and development costs were $230,854 and $268,038 for the years ended December 31, 2012 and 2011, respectively.

Shipping and Handling Expenses

Shipping and handling expenses of $58,078 and $91,017 for the years ended December 31, 2012 and 2011 were included in the operating expenses in the consolidated statements of income and comprehensive income, respectively.

Advertising Costs

Advertising costs are expensed as incurred, Advertising costs were $56,656 and $232,400 for the years ended December 31, 2012 and 2011, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Earnings per Share

The Company follows the provisions of ASC 260-10, “Earnings per Share”. Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Common stock equivalents having an anti-dilutive effect on earnings per share are excluded from the calculation of diluted earnings per share.

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

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC 740-10, “Accounting for Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year; and, (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company recorded a deferred tax asset for the temporary differences arising from allowance for doubtful accounts and certain accrued expenses. The Company believes it can utilize the deferred tax asset to offset future taxable income. Therefore, no valuation allowance has been provided as of December 31, 2012 and 2011.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes (Continued)

ASC 740-10 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under ASC 740-10, a tax benefit from an uncertain tax position taken or expected to be taken may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under ASC 740-10 would equal the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all the relevant information. A liability (including interest and penalties, if applicable) is established in the financial statements to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position. Related interest and penalties, if any, are included as components of income tax expense and income taxes payable. The Company had filed its 2008 and 2009 Value Added Tax (“VAT”) returns for some of its customers during the year ended December 31, 2011 and 2012. All the potential VAT liabilities on these VAT returns occurred in current period were also accrued as incurred and included in the accompanying consolidated financial statements.

The implementation of ASC 740-10 resulted in no material liability for unrecognized tax benefits. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense in the statements of income and comprehensive income. During the years ended December 31, 2012 and 2011, the Company did not incur any interest or penalties.

Income tax returns for the year prior to 2010 are no longer subject to examination by tax authorities.

Reclassification

Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

Recently Issued Accounting Standards

The FASB has issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The amendments are effective for reporting periods beginning after December 15, 2012, for public companies and are effective for reporting periods beginning after December 15, 2013, for private companies. Early adoption is permitted. The adoption will not have any material impact on the Company’s consolidated financial statements.

The FASB has issued Accounting Standards Update (ASU) No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The main objective in developing this Update is to address implementation issues about the scope of Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The objective of this Update is to clarify the scope of the offsetting disclosures and address any unintended consequences. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amendments in this Update affect entities that have derivatives accounted for in accordance with Topic 815, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement also are affected because these amendments make them no longer subject to the disclosure requirements in Update 2011-11. An entity is required to apply the amendments for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of this accounting standard will not have any material impact on the Company’s consolidated financial statements.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.	OTHER RECEIVABLES, NET

Other receivables consist of the following:

	December 31,
	2012	2011
	US$	US$
Due from suppliers	1,101,866	350,679
Employee advances	53,516	60,515
	1,155,382	411,194
Allowance for doubtful accounts	(598,747)	-
	556,635	411,194

4.	PREPAYMENT AND OTHER CURRENT ASSETS

Prepayment and other current assets consist of the following:

	December 31,
	2012	2011
	US$	US$
Prepayment for equipment purchase	3,808,938	2,300,415
Other prepaid expenses	261,037	64,739
	4,069,975	2,365,154

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	December 31,
	2012	2011
	US$	US$
Buildings	1,365,717	1,349,624
Land use rights	311,973	308,297
Plant and machinery	2,980,087	2,973,593
Automobiles	43,706	43,869
Office and computer equipment	524,154	503,833
	5,225,637	5,179,216

Less: Accumulated depreciation and amortization	(2,330,114)	(1,830,683)
Property and equipment, net	2,895,523	3,348,533

At December 31, 2012 and 2011, BTL’s building was pledged to a bank as collateral for short-term borrowings of RMB15,000,000 (US$2,407,200) and RMB10,000,000(US$1,585,890), respectively (see Note 8).

Depreciation and amortization expense was $471,727 and $450,518, for the years ended December 31, 2012 and 2011, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Land Use Rights

There is no private ownership of land in China. Land is owned by the government and the government grants land use rights for specified terms. The Company’s land use rights are reported at the purchase price (RMB1,944,000 in 2002).

6.	INTANGIBLE ASSETS, NET

	December 31,	December 31,
	2012	2011
	US$	US$
Software Copyright	2,733,062	-
Others	42,736	-
	2,775,798	-

Less: Accumulated and amortization	(81,359)	-
Intangible assets, net	2,694,439	-

Amortization expense for the years ended December 31, 2012 and 2011 was $80,359 and $0, respectively. Annual future amortization expense at December 31, for each of the next five years is $265,000 and $1,369,000 thereafter.

7.	TAX RECEIVABLE

Tax receivable consists of the following:

	December 31,	December 31,
	2012	2011
	US$	US$
Value added tax receivable	328,208	888,452

Enterprises or individuals, who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The standard VAT is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of unassembled medical components of the Company’s product used in contract and production can be used to offset the VAT due on sales of the product.

The tax receivable as of December 31, 2012 and 2011 represents VAT credit on the purchased products. These amounts can be used to offset the VAT due on sales of the finished product.

8.	SHORT-TERM BORROWINGS

The Company has a line of credit for $1,604,800 (RMB10,000,000) with a commercial bank in China to finance its working capital. The credit line bears interest at a variable rate and is renewed annually. Average interest rates for the year ended December 31, 2012 and 2011 were 6.60% and 5.78%, respectively. Pursuant to the terms of the agreement, the line of credit is secured by BTL’s building (see note 5) and guaranteed by BDL and an officer of the Company.

On May 14, 2012, the bank renewed the Company's credit line that bears interest at a variable rate with payments due on March 14, 2013 and May 14, 2013 for RMB3,000,000 and RMB7,000,000, respectively.

On February 2, 2012, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $802,400 (RMB5,000,000) with floating interest rate which was approximately 8.2% per year, due on January 30, 2013 (See note 19). Pursuant to the terms of the agreement, the line of credit is guaranteed by an officer of the Company.

Interest expense on short-borrowings for the years ended December 31, 2012 and 2011 amounted to $149,488 and 82,136, respectively.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

9.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other payables consist of the following:

	December 31,
	2012	2011
	US$	US$
Accrued salaries and social welfare	259,774	247,973
Accrued expenses	60,542	34,689
Other payables, non-trade vendors	51,591	14,195
Deposit from customer	34,545	52,301
	406,452	349,158

10.	TAXES PAYABLE

Taxes payable consist of the following:

	December 31,
	2012	2011
	US$	US$
Value added tax	144,845	1,196,630
Enterprise income tax	229,854	781,599
Employee withholding taxes	2,533	2,014
Business tax	161	771
City construction tax	24,181	61,034
	401,574	2,042,048

11.	NON-CONTROLLING INTEREST

Non-controlling interest consists of the following:

	December 31,
	2012	2011
	US$	US$
Original paid-in capital	384,211	384,211
Retained Earnings	754,894	744,693
Accumulated other comprehensive income	300,801	283,829
	1,439,906	1,412,733

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS AND CONTINGENCY

Leases

The lease commitments are for office premises and a warehouse facility, all of which are classified as operating leases. These non-cancelable leases have lease terms expiring through December 2014. Approximate future minimum lease payments under these leases at December 31, 2012, are $97,589 for the twelve months ending December 31, 2013 and $46,862 for the twelve months ending December 31, 2014.

Rent expense for the year ended December 31, 2012 and 2011 was $124,373 and $161,362, respectively.

Employment Contracts

Under the PRC labor law, all employees have signed employment contracts with the Company. Management employees have employment contracts with terms up to three years and non-management employees have a one year employment contract renewable on an annual basis.

Contingency

The Labor Contract Law of the People’s Republic of China, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The Company has estimated its possible severance payments of approximately $269,656 and $235,000 as of December 31, 2012 and 2011, respectively, which have not been reflected in its consolidated financial statements, because it is more likely than not that this will not be paid or incurred.

13.	EQUITY

Common Shares

On March 8, 2011, Dehaier issued 10,000 unregistered common shares to an investment relations firm in connection with the investment advice rendered for the Company. The fair value of the shares on the grant date based on the closing price was $59,300.

On November 16, 2011, Dehaier issued 50,000 unregistered common shares to a consulting firm in connection with the financial advisory services rendered for the Company. The fair value of the shares on the grant date based on the closing price was $84,250.

During 2012, Dehaier issued 60,000 restrict unregistered common shares to independent consultants in connection with investment counseling and financial advisory services rendered for the Company. The fair value of the shares on the grant date based on the closing price was approximately $109,000.

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

Since Dehaier is a British Virgin Islands’ company, it will not be subject to the statutory surplus reserve provisions. BDL is a joint-venture company and the statutory surplus reserve provisions will be determined by its board of directors. As of March 18, 2013, BDL’s board of directors has not yet made such determination. Therefore, no amount was allocated to the statutory surplus reserve account.

BTL appropriated 10% of its net profits as statutory surplus reserve, which is included as part of the non-controlling interest in the equity section. For the years ended December 31, 2012 and 2011, statutory surplus reserve activity was as follows:

	December 31,
	2012 US$	2011 US$

Balance – beginning of year	74,469	72,226
Addition to statutory reserves	1,020	2,243
Balance –end of year	75,489	74,469

Stock Option Plan

Under the employee stock option plan, the Company’s stock options expire five years from the date of grant. On December 29, 2011, the Company entered into five-year agreements with its employees and directors. In connection with their services, the Company issued an aggregate of 450,000 options to acquire the Company’s common shares at an exercise price of $1.45 per share. The options vest in equal annual installments over the five years of the agreements ending December 31, 2016. As of December 31, 2012, 360,000 options have not been vested.

The Company valued the stock options using the Black-Scholes model with the following assumptions:

	Expected Terms (years)	Expected Volatility	Dividend Yield	Risk Free Interest Rate	Grant Date Fair Value
Employees	5	126%	0%	0.83%	1.22
Directors and officers	5	126%	0%	0.83%	1.22

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13.	EQUITY (CONTINUED)

Stock Option Plan (Continued)

The following is a summary of the option activity:

Stock options	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding as of December 31, 2010	-
Granted	450,000	$
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	450,000		$1.45	$-
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2012	450,000		$1.45	$400,500

Following is a summary of the status of options outstanding and exercisable at December 31, 2012:

Outstanding options			Exercisable options
Average Exercise price	Number	Average remaining contractual life (years)	Average Exercise price	Number	Average remaining contractual life (years)
$1.45	450,000	4	$1.45	90,000	4

For the year ended December 31, 2012 and 2011, the Company recognized $110,163 and $903, respectively, as compensation expense under its stock option plan.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	WARRANTS

On April 21, 2010, the Company issued to Anderson & Strudwick Incorporated (“A&S”) 150,000 warrants, as a portion of the placement commission for the IPO. On the same day, the Company granted a total of 7,500 warrants to Hawk Associates Inc.(“Hawks”), the Company’s investor relations consultancy. On January 10, 2012, the Company issued 100,000 warrants to FirsTrust Group, Inc., (“FirsTrust”), the Company’s investor relations consultancy totaling 257,500 warrants. All the warrants issued to “A&S” have the right to purchase one share of common stock for an exercise price of $10.00 per share with a term of 5 years. All the warrants granted to Hawks have the right to purchase one share of common stock for an exercise price of $9.60 per share with a term of 5 years. All the warrants granted to FirsTrust have the right to purchase one share of common stock for an exercise price of $4.00 per share with a term of 5 years.

The fair value of the outstanding warrants at December 31, 2012 was calculated using the Black Scholes Model with the following assumptions:

Market price per share (USD/share)	1.93
Exercise price (USD/share)	$4.00, $9.60, $10.00
Risk free rate	0.25%, 0.25%, 0.75%
Dividend yield	-
Expected term/Contractual life (years)	2.30, 2.30, 4.02
Expected volatility	187.1%

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

14.	WARRANTS(CONTINUED)

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and 2011.

	Carrying Value at December 31, 2012	Fair Value Measurement at December 31, 2012
		Level 1	Level 2	Level 3
Warrants liability	$374,166	$-	$374,166	$-

	Carrying Value at December 31, 2011	Fair Value Measurement at December 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$96,469	$-	$96,469	$-

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using Level 2 inputs:

	December 31, 2012	December 31, 2011
	US$	US$
Beginning balance	96,469	318,109
Warrants issued	97,505	-
Fair value change of the issued warrants included in earnings	180,192	(221,640)
Ending balance	374,166	96,469

Following is a summary of the warrants activity:

	Number	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life
Outstanding as of January 1, 2011	157,500	$
Granted	-
Forfeited	-
Exercised	-
Outstanding as of December 31, 2011	157,500		$9.98	3.31
Granted	100,000
Forfeited	-
Exercised	-
Outstanding as of December 31, 2012	257,500		$7.66	2.97

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

15.	Earnings Per Share

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended December 31, 2012 and 2011:

	Year ended
	December 31,
	2012	2011
Basic earnings per share
Net income available to the company’s common shareholders	$3,206,151	$3,103,120
Weighted average shares outstanding - Basic	4,578,151	4,514,329
Earnings per share - Basic	$0.70	$0.69

Diluted earnings per share
Net income available to the company’s common shareholders	$3,206,151	$3,103,120
Weighted average shares outstanding - Basic	4,578,151	4,514,329
Options	23,756	-
Weighted shares outstanding - Diluted	4,601,907	4,514,329
Earnings per share - Diluted	$0.70	$0.69

For the year ended December 31, 2012, 23,756 shares of the 450,000 stock options were exercisable and included in the diluted EPS calculation.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

16.	INCOME TAXES

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

Under the current PRC laws, PRC government grants a preferential income tax rate of 15% to government-certified high technology companies, and under the new standard the period of validity for the certification of high technology companies is three years. In 2009 and 2012 BDL updated its certification for “high technology” company. Therefore, BDL used a 15% income tax rate to calculate the income tax expense for the years ended December 31, 2012 and 2011.

The tax rate for BTL is 25% in 2012 and 2011

A reconciliation of income tax expense and the amount computed by applying the statutory income tax rate to the income before income tax provision is as follows:

	Year Ended December 31
	2012	2011
	US$	US$
Tax computed at statutory rate	852,640	774,327
Decrease in income taxes resulting from temporary differences	-	(118,030)
Others	10,155	-
	862,795	656,297

Provision (Benefit) for income taxes consists of:

	Year Ended December 31
	2012	2011
	US$	US$
Current provision	862,795	774,327
Deferred provision (benefit)	-	(118,030)
Total provision for income taxes	862,795	656,297

United States

Breathcare is a limited liability company and, such as, is not subject to federal income tax. Moreover, as of December 31, 2012, Breathcare was inactive and generate no revenue.

DEHAIER MEDICAL SYSTEMS LIMITED AND AFFILIATE

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

17.	OTHER INCOME

For the years ended December 31, 2012 and 2011, the Company received approximately $23,871 (RMB150,600) and $27,423 (RMB177,200), respectively, from the local government in China as subsidy income.

18.	CONCENTRATIONS

Major Customers

For the years ended December 31, 2012 and 2011, approximately 13% of the Company’s revenues were received from each of two customers.

At December 31, 2011, receivables from two customers were approximately 12% and 10%, respectively. No customer represented more than 10% of amounts receivable at December 31, 2012.

Major Suppliers

At December 31, 2012 and 2011, payables due to three suppliers were approximately 34%, 33%, 19% and 50%, 8%, 6%, respectively.

Revenues

For the years ended December 31, 2012 and 2011, the Company’s top three selling products accounted, in the aggregate, for approximately 68% and 27%, respectively, of its total net revenues.

The following represents the revenues by product line, all derived from China:

	For the years ended December 31,
	2012	2011
	US$	US$
Products Line

Medical Devices	18,547,635	19,362,673
Respiratory and Oxygen Homecare	2,822,690	2,276,610
	21,370,325	21,639,283

19.	SUBSEQUENT EVENTS

On February 4, 2013, the Company repaid the loan in the amount of $802,400 (RMB5,000,000) with Nanjing Bank Company Limited (Beijing Branch).

On March 5, 2013, the Company entered into a new loan agreement with Nanjing Bank Company Limited (Beijing Branch) in the amount of $802,400 (RMB5,000,000) with a floating interest rate which will be approximately 7.5% in 2013. The loan is due on March 4, 2014. Pursuant to the terms of the agreement, the line of credit is guaranteed by an officer of the Company.

On March 14, 2013, the Company repaid the credit line in the amount of $481,440 (RMB3,000,000) with a commercial bank in China as documented in Note 8.

